Form 10-Q
period 1996-04-30
BET HOLDINGS INC
filed 1996-06-14
CIK 879306

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________


                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended April 30, 1996


                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period ____________________ to ____________________


                         Commission File Number 1-10880


                               BET HOLDINGS, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                          52-1742995
         --------                                          ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


                                 One BET Plaza
                1900 W Place, N.E., Washington, D.C.  20018-1211
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (202) 608-2000
                                 --------------
                (Registrant's phone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes [X]     No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



                                        Shares outstanding at
                                            May 31, 1996
                                        ---------------------
Class A Common Stock                          10,091,020
Class B Common Stock                           1,831,600
Class C Common Stock                           4,820,000
- -------------------------------------------------------------

                               BET HOLDINGS, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996


                               TABLE OF CONTENTS


                                                                        Page
                                                                        ----

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Balance Sheets as of April 30, 1996 and
          July 31, 1995..............................................      1

        Consolidated Statements of Income for the Three and
          Nine Months ended April 30, 1996 and 1995..................      3

        Consolidated Statements of Cash Flows for the Nine
          Months ended April 30, 1996 and 1995.......................      4

        Notes to Consolidated Financial Statements...................      5

Item 2. Management's Discussion and Analysis of Results of
          Operations and Financial Condition.........................      7

PART II OTHER INFORMATION............................................     12
- --------------------------------------------------------------------------------


BET HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS





In thousands of dollars
- ------------------------------------------------------------------------
ASSETS                                    April 30, 1996   July 31, 1995
- ------------------------------------------------------------------------
Current Assets
- ------------------------------------------------------------------------
  Cash and cash equivalents                     $  6,797        $ 13,984
- ------------------------------------------------------------------------
  Marketable securities                            1,069          14,648
- ------------------------------------------------------------------------
  Accounts receivable, less allowance
   for doubtful accounts of $1,634 and
   $1,363 at April 30, 1996 and July
   31, 1995, respectively                         26,535          21,789
- ------------------------------------------------------------------------
  Prepaid expenses and other current
   assets                                          7,671           7,694
- ------------------------------------------------------------------------
  Current portion of programming
   rights, net                                     3,122           1,156
- ------------------------------------------------------------------------
  Deferred tax benefit                             2,084           1,443
- ------------------------------------------------------------------------
Total Current Assets                              47,278          60,714
- ------------------------------------------------------------------------
Property and Equipment
- ------------------------------------------------------------------------
  Land                                             1,834             649
- ------------------------------------------------------------------------
  Buildings and leasehold improvements            32,827          32,432
- ------------------------------------------------------------------------
  Broadcasting and other equipment                22,483          21,964
- ------------------------------------------------------------------------
  Satellite transponders                          32,782          37,993
- ------------------------------------------------------------------------
  Construction in progress                         7,419             303
- ------------------------------------------------------------------------
  Total                                           97,345          93,341
- ------------------------------------------------------------------------
  Less:  Accumulated depreciation                (21,358)        (16,669)
- ------------------------------------------------------------------------
Net Property and Equipment                        75,987          76,672
- ------------------------------------------------------------------------
Notes receivable                                   6,815           2,072
- ------------------------------------------------------------------------
Investments in and advances to
 unconsolidated affiliates                         3,430           2,870
- ------------------------------------------------------------------------
Programming rights, less current portion           1,340             253
- ------------------------------------------------------------------------
Goodwill and other intangibles, net               13,998          14,627
- ------------------------------------------------------------------------
Other assets                                         773             602
- ------------------------------------------------------------------------
Total Assets                                    $149,621        $157,810
- ------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

BET HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS





In thousands of dollars
- ------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY      April 30, 1996   July 31, 1995
- ------------------------------------------------------------------------
Current Liabilities
- ------------------------------------------------------------------------
  Accounts payable and accrued expenses         $  5,956        $  7,446
- ------------------------------------------------------------------------
  Current portion of programming rights
   payable                                         4,411           2,836
- ------------------------------------------------------------------------
  Deferred revenue                                 4,015           4,171
- ------------------------------------------------------------------------
  Accrued compensation                             4,156           4,026
- ------------------------------------------------------------------------
  Current maturities of long-term debt             2,013           1,888
- ------------------------------------------------------------------------
Total Current Liabilities                         20,551          20,367
- ------------------------------------------------------------------------
Long-term debt, less current maturities           64,621          33,987
- ------------------------------------------------------------------------
Programming rights payable, less
 current portion                                     771               -
- ------------------------------------------------------------------------
Deferred income taxes                              6,902           5,819
- ------------------------------------------------------------------------
Other liabilities                                  1,112             953
- ------------------------------------------------------------------------
Total Liabilities                                 93,957          61,126
- ------------------------------------------------------------------------
Stockholders' Equity
- ------------------------------------------------------------------------
Preferred stock; $.01 par value,
 15,000,000 shares authorized, no
 shares issued or outstanding                          -               -
- ------------------------------------------------------------------------
Common stock; $.02 par value:
- ------------------------------------------------------------------------
  Class A; 50,000,000 shares
   authorized, 12,780,620 and
   12,718,705 shares issued, 10,091,020
   and 11,547,405 shares outstanding at
   April 30, 1996 and July 31, 1995,                256             255
   respectively
- ------------------------------------------------------------------------
  Class B; 15,000,000 shares
   authorized, 3,349,900 shares issued,
   1,831,600 and 3,349,000 shares
   outstanding at April 30, 1996 and
   July 31, 1995, respectively.                       67              67
- ------------------------------------------------------------------------
  Class C; 15,000,000 shares
   authorized, 4,820,000 shares issued
   and outstanding                                    96              96
- ------------------------------------------------------------------------
Additional paid-in capital                        39,367          38,217
- ------------------------------------------------------------------------
Retained earnings                                 92,907          76,144
- ------------------------------------------------------------------------
Cost of 2,689,600 Class A and 1,518,300
 Class B common shares held in treasury
 at April 30, 1996 and 1,171,300
 Class A common shares held in treasury
 at July 31, 1995                                (77,029)        (18,095)
- ------------------------------------------------------------------------
Total Stockholders' Equity                        55,664          96,684
- ------------------------------------------------------------------------
Total Liabilities and Stockholders'             $149,621        $157,810
 Equity
- ------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

BET HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share amounts

- ---------------------------------------------------------------------------------------------------
                                        Three Months Ended April 30,    Nine Months Ended April 30,
                                        ----------------------------    ---------------------------
                                        1996                  1995      1996                 1995
                                        ----                  ----      ----                 ----
- ---------------------------------------------------------------------------------------------------
Operating Revenues
- ---------------------------------------------------------------------------------------------------
Advertising                             $16,003              $13,282    $49,613             $41,494
- ---------------------------------------------------------------------------------------------------
Subscriber                               15,752               14,899     45,679              41,227
- ---------------------------------------------------------------------------------------------------
Other                                       527                1,518      2,668               2,521
- ---------------------------------------------------------------------------------------------------
Total Operating Revenues                 32,282               29,699     97,960              85,242
- ---------------------------------------------------------------------------------------------------
Operating Expenses
- ---------------------------------------------------------------------------------------------------
Production and programming               11,344               10,053     32,782              27,178
- ---------------------------------------------------------------------------------------------------
Marketing                                 5,552                4,733     16,307              14,223
- ---------------------------------------------------------------------------------------------------
General and administrative                3,805                3,393     11,421              10,616
- ---------------------------------------------------------------------------------------------------
Depreciation and amortization of
intangibles                               1,891                1,996      5,687               5,299
- ---------------------------------------------------------------------------------------------------
Total Operating Expenses                 22,592               20,175     66,197              57,316
- ---------------------------------------------------------------------------------------------------
Income From Operations                    9,690                9,524     31,763              27,926
- ---------------------------------------------------------------------------------------------------
Nonoperating Income (Expense)
- ---------------------------------------------------------------------------------------------------
Interest income                             485                  324      1,043                 951
- ---------------------------------------------------------------------------------------------------
Interest expense                           (869)                (503)    (2,966)             (1,344)
- ---------------------------------------------------------------------------------------------------
Other                                      (579)                (683)    (1,322)               (968)
- ---------------------------------------------------------------------------------------------------
Income Before Income Taxes                8,727                8,662     28,518              26,565
- ---------------------------------------------------------------------------------------------------
Provision for income taxes               (3,493)              (3,730)   (11,755)            (11,557)
- ---------------------------------------------------------------------------------------------------
Net Income                               $5,234               $4,932    $16,763             $15,008
- ---------------------------------------------------------------------------------------------------
Earnings Per Common Share                  $.30                 $.25       $.89                $.75
- ---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

BET HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS




In thousands of dollars
- -------------------------------------------------------------
Nine Months Ended April 30,                 1996       1995
- -------------------------------------------------------------
Cash Flows From Operating Activities
- -------------------------------------------------------------
Net income                                $ 16,763   $ 15,008
- -------------------------------------------------------------
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
- -------------------------------------------------------------
  Depreciation and amortization of
   other intangibles                         5,687      5,299
- -------------------------------------------------------------
  Amortization of programming rights         2,428      1,817
- -------------------------------------------------------------
  Equity in losses of unconsolidated
   affiliates                                1,255        677
- -------------------------------------------------------------
  Loss on disposition of property and
   equipment                                    68        147
- -------------------------------------------------------------
  Deferred income taxes                        442       (332)
- -------------------------------------------------------------
  Increase in accounts receivable           (4,729)    (3,620)
- -------------------------------------------------------------
  Decrease in prepaid expenses and
   other assets                                723        302
- -------------------------------------------------------------
  (Decrease) increase in deferred
   revenue                                    (156)     2,006
- -------------------------------------------------------------
  Increase (decrease) in other
   liabilities                                 966       (727)
- -------------------------------------------------------------
Net Cash Provided by Operating
 Activities                                 23,447     20,577
- -------------------------------------------------------------
Cash Flows From Investing Activities
- -------------------------------------------------------------
Business combinations, net of cash
 acquired                                     (512)      (902)
- -------------------------------------------------------------
Redemption of marketable securities         13,579      1,188
- -------------------------------------------------------------
Capital expenditures                        (9,330)   (14,946)
- -------------------------------------------------------------
Acquisition of programming rights           (5,481)    (2,047)
- -------------------------------------------------------------
Additions to notes receivable               (5,000)         -
- -------------------------------------------------------------
Investment in and advances to               (1,886)      (549)
 unconsolidated affiliates
- -------------------------------------------------------------
Other investing activities                    (191)       298
- -------------------------------------------------------------
Net Cash Used in Investing Activities       (8,821)   (16,958)
- -------------------------------------------------------------
Cash Flows From Financing Activities
- -------------------------------------------------------------
Borrowings                                  90,000          -
- -------------------------------------------------------------
Principal payments of long-term debt       (54,030)      (546)
- -------------------------------------------------------------
Proceeds from issuance of common stock       1,151          -
- -------------------------------------------------------------
Purchase of common stock                   (58,934)    (4,606)
- -------------------------------------------------------------
Net Cash Used in Financing Activities      (21,813)    (5,152)
- -------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                           (7,187)    (1,533)
- -------------------------------------------------------------
Cash and cash equivalents, beginning of
 period                                     13,984      7,004
- -------------------------------------------------------------
Cash and Cash Equivalents, End of Period  $  6,797   $  5,471
- -------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

BET HOLDING, INC.
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The unaudited consolidated financial statements of BET Holdings, Inc. (the "Company") included herein have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the interim periods have been made.

These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended July 31, 1995. The results of operations for the three and nine months ended April 30, 1996 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending July 31, 1996.

Note 2:  Earnings Per Common Share

The computation of earnings per common share for the three and nine months ended April 30, 1996 is based on the weighted average number of outstanding common shares during the periods plus common stock equivalents, consisting of common shares subject to stock options. Prior to the three months ended April 30, 1996, common stock equivalents were not included in the computation of earnings per common share since their inclusion was deemed to be immaterial in accordance with APB Opinion No. 15, "Earnings per Share". The number of shares used in computing earnings per common share for the three and nine months ended April 30, 1996 and 1995 consisted of (in thousands):

- --------------------------------------------------------------------------------------
                             Three months ended April 30,  Nine months ended April 30,
                             ----------------------------  ---------------------------
                               1996                1995      1996               1995
                               ----                ----      ----               ----
- --------------------------------------------------------------------------------------
Weighted average shares
 outstanding                   16,734            19,734      18,199           19,918
- --------------------------------------------------------------------------------------
Common stock equivalents          829                 -         583                -
- --------------------------------------------------------------------------------------
Weighted average common
and common equivalent shares
outstanding                    17,563            19,734      18,782           19,918
- --------------------------------------------------------------------------------------

Note 3:  Property and Equipment

During December 1995, the Company purchased a satellite transponder it previously leased under a capital lease agreement. The difference between the purchase price of the satellite transponder and the outstanding capitalized lease obligation at the date of purchase was recorded as a reduction to the cost of the satellite transponder.

Note 4:  Borrowings

On December 13, 1995, the Company obtained a five-year $75 million unsecured senior revolving credit facility. Advances under the facility bear interest at either the London Interbank Offered Rate plus margins ranging from .375% to
 .75%, depending upon certain financial ratios, or the prime lending rate, at the Company's option. A commitment fee based on the amount of the unused facility is payable quarterly at rates ranging from .1875% to .3% per annum, based upon certain financial ratios. At April 30, 1996 outstanding advances under the facility aggregated $46 million.

Note 5:  Capital Stock

On December 13, 1995, the Company repurchased 1,518,300 shares of its outstanding Class A common stock and 1,518,300 shares of its outstanding Class B common stock beneficially owned by Time Warner, Inc. In connection with this transaction, the Company and Time Warner, Inc. entered into an agreement restricting for three years Time Warner, Inc.'s ability to initiate or acquire a basic cable television network targeted to African-American viewers.

During the nine months ended April 30, 1996, options to purchase 61,915 shares of the Company's Class A common stock were exercised at an aggregate price of approximately $.9 million.

Note 6:  Related Party Transaction

During the nine months ended April 30, 1996, the Company loaned $5 million to R&S PCS, Inc., an entity wholly-owned by its Chairman and Chief Executive Officer, Robert L. Johnson. The loan bears interest at the prime lending rate plus 2% and is secured by 40,000 shares of the Company's common stock owned by Mr. Johnson. The loan proceeds were used by R&S PCS, Inc. to establish eligibility to participate in the Broadband PCS C Block Auction, in which R&S PCS, Inc. was a successful bidder. The Company is currently engaged in negotiations to acquire an equity interest in R&S PCS, Inc.

BET HOLDINGS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

General

The principal operations of BET Holdings, Inc. (the Company) consist of cable television broadcasting and magazine publishing. The Company's Entertainment Group operates BET Cable Network, BET on Jazz: The Cable Jazz Channel (BET on
Jazz), Action Pay-Per-View (Action) and other ancillary businesses including BET Direct, the Company's wholly-owned direct marketing subsidiary. The Company's Publishing Group publishes Young Sisters & Brothers (YSB) and Emerge magazines. Additionally, the Company has equity ownership interests in certain affiliated companies, which are accounted for under the equity method, including BET Film Productions and BET Pictures, joint ventures which produce motion pictures.

Substantially all of the Company's revenues are earned by BET Cable Network from the sale of advertising time and subscriber fees from cable system affiliates. Additional Entertainment Group revenues primarily relate to pay-per-view subscriber revenues earned by Action. Publishing Group revenues primarily consist of advertising revenues and subscription fees earned from the Company's magazine publishing operations.

Launch of BET on Jazz

The Company launched BET on Jazz, its second basic cable network, on January 15, 1996. As discussed in the Company's analysis of its liquidity and financial resources, BET on Jazz is expected to incur significant operating losses during the remainder of the fiscal year ending July 31, 1996.

Consolidated Summary

The Company's consolidated results of operations  were as follows (unaudited):





In thousands of dollars
- ------------------------------------------------
Three months ended April 30,     1996     1995
- ------------------------------------------------
Operating revenues              $32,282  $29,699
- ------------------------------------------------
Income from operations            9,690    9,524
- ------------------------------------------------
Income before income taxes        8,727    8,662
- ------------------------------------------------
Net income                      $ 5,234  $ 4,932
- ------------------------------------------------



In thousands of dollars
- ------------------------------------------------
Nine months ended April 30,        1996     1995
- ------------------------------------------------
Operating revenues              $97,960  $85,242
- ------------------------------------------------
Income from operations           31,763   27,926
- ------------------------------------------------
Income before income taxes       28,518   26,565
- ------------------------------------------------
Net income                      $16,763  $15,008
- ------------------------------------------------


A discussion of the results of operations of each of the Company's principal business segments and other factors impacting the Company's results of operations follows.

Entertainment Group

Entertainment Group results of operations, which include BET on Jazz, were as follows (unaudited):

In thousands of dollars
- ------------------------------------------------
Three months ended April 30,     1996     1995
- ------------------------------------------------
Operating revenues              $30,985  $28,474
- ------------------------------------------------
Operating expenses               20,371   17,929
- ------------------------------------------------
Income from operations          $10,614  $10,545
- ------------------------------------------------




In thousands of dollars
- ------------------------------------------------
Nine months ended April 30,        1996     1995
- ------------------------------------------------
Operating revenues              $93,972  $81,492
- ------------------------------------------------
Operating expenses               59,486   50,854
- ------------------------------------------------
Income from operations          $34,486  $30,638
- ------------------------------------------------


Operating expenses related to BET on Jazz aggregated $1.4 million and $1.9 million for the three and nine months ended April 30, 1996, respectively.

Components of Entertainment Group operating revenues were as follows
(unaudited):

In thousands of dollars
- ------------------------------------------------
Three months ended April 30,     1996     1995
- ------------------------------------------------
Advertising                     $15,315  $12,653
- ------------------------------------------------
Basic cable subscriber           12,644   11,862
- ------------------------------------------------
Pay-per-view subscriber           2,502    2,482
- ------------------------------------------------
Other                               524    1,477
- ------------------------------------------------
Total                           $30,985  $28,474
- ------------------------------------------------



In thousands of dollars
- ------------------------------------------------
Nine months ended April 30,      1996     1995
- ------------------------------------------------
Advertising                     $47,302  $39,304
- ------------------------------------------------
Basic cable subscriber           37,606   33,328
- ------------------------------------------------
Pay-per-view subscriber           6,434    6,402
- ------------------------------------------------
Other                             2,630    2,458
- ------------------------------------------------
Total                           $93,972  $81,492
- ------------------------------------------------


Advertising Revenues

Substantially all of the Entertainment Group's advertising revenues are earned by BET Cable Network through the sale of national spot advertising, infomercial advertising and direct response advertising. BET Cable Network's total advertising revenues increased 21% and 20% during the three and nine months ended April 30, 1996, respectively, as compared to the prior year comparable periods.


  National Spot Advertising

BET Cable Network's national spot advertising revenues increased 29% to $10.2 million and 25% to $31.2 million during the three and nine months ended April 30, 1996, respectively, as compared to the prior year comparable periods. These increases were primarily due to an increase in the average rate charged to advertisers and an increase in the volume of spot advertising broadcast.

  Infomercial Advertising

Infomercial advertising consists of instructional, ministry, health, beauty and other programming ranging in length from 30 to 60 minutes. BET Cable Network's infomercial advertising revenues increased 14% to $4 million and 23% to $13 million during the three and nine months ended April 30, 1996, respectively, as compared to the prior year comparable periods. These increases were primarily attributable to a scheduled increase in the rate charged to the largest purchaser of infomercial advertising time on the BET Cable Network and an increase in the volume of infomercial advertising broadcast during the three and nine months ended April 30, 1996, as compared to the prior year comparable periods.

  Direct Response Advertising

Direct response advertising consists of 30 and 60 second commercials which direct consumers to dial an 800 or 900 telephone number in order to purchase advertised products. BET Cable Network's direct response advertising revenues decreased 15% to $1.1 million and 18% to $3.1 million during the three and nine months ended April 30, 1996, respectively, as compared to the prior year comparable periods. These declines were primarily due to a reduction in broadcast time made available for direct response advertising in favor of more profitable national spot and infomercial advertising, which was partially offset by increases in rates charged to advertisers.

Subscriber Revenue

BET Cable Network's subscriber revenues increased 7% and 13% during the three and nine months ended April 30, 1996, respectively, as compared to the prior year comparable periods. These increases were due to a scheduled annual rate card increase of 1c per subscriber per month during calendar year 1995, coupled with continuing increases in BET Cable Network's subscriber base. The monthly subscriber fee was 10c and 11c during calendar years 1994 and 1995, respectively, and remains at 11c for calendar year 1996.

For the three months ended April 30, 1996, BET Cable Network's subscriber base increased to 40.7 million from 39.8 million at January 31, 1996 and 37.5 million at July 31, 1995. The average number of subscribers reported to BET Cable Network by its affiliates for the three and nine months ended April 30, 1996 approximated 40.5 million and 38.8 million, respectively representing increases of 10% and 9%, respectively, as compared to the prior year comparable periods.

Pay-Per-View Revenue

Pay-per-view revenue increased 1% for the three months ended April 30, 1996 and remained flat for the nine months ended April 30, 1996, as compared to the prior year comparable periods. At April 30, 1996, Action was available to approximately 7.8 million addressable homes, representing a 11% increase as compared to April 30, 1995. Monthly subscriber revenues resulted from a monthly "buy rate" of approximately 5.2% for the nine months ended April 30, 1996 as compared to a "buy rate" of 5% for the prior year comparable period.

Other Revenue

Other operating revenue decreased significantly during the three months ended April 30, 1996, as compared to the prior year comparable period, primarily due to the loss of sublease revenues related to the transponder utilized by BET on Jazz. Other operating revenue increased slightly for the nine months ended April 30, 1996, as compared to the prior year comparable period, due to revenue related product sales by BET Direct and rental of the Company's new production facility, partially offset by the loss of transponder sublease revenue commencing in January 1996.

Components of Entertainment Group operating expenses were as follows
(unaudited):


In thousands of dollars
- ----------------------------------------------------------
Three months ended April 30,               1996     1995
- ----------------------------------------------------------
Production and programming                $10,101  $ 8,887
- ----------------------------------------------------------
Marketing                                   4,970    4,140
- ----------------------------------------------------------
General and administrative                  3,509    3,001
- ----------------------------------------------------------
Depreciation and amortization of
intangibles                                 1,791    1,901
- ----------------------------------------------------------
Total                                     $20,371  $17,929
- ----------------------------------------------------------


In thousands of dollars
- ----------------------------------------------------------
Nine months ended April 30,                  1996     1995
- ----------------------------------------------------------
Production and programming                $29,046  $23,949
- ----------------------------------------------------------
Marketing                                  14,440   12,266
- ----------------------------------------------------------
General and administrative                 10,614    9,612
- ----------------------------------------------------------
Depreciation and amortization of
intangibles                                 5,386    5,027
- ----------------------------------------------------------
Total                                     $59,486  $50,854
- ----------------------------------------------------------

Production and Programming

Production and programming expenses increased 14% and 21% during the three and nine months ended April 30, 1996 respectively, as compared to the prior year comparable periods. Increased cost for the three months ended April 30, 1996 were primarily due to $.7 million of incremental costs incurred by BET on Jazz, which was launched in January 1996. Also contributing to increased costs for the three months ended April 30, 1996 were moderate cost increases incurred by BET Cable Network, BET Direct product sales costs and direct costs associated with renting the Company's new film production studio. In addition to costs related to BET on Jazz, increased costs for the nine months ended April 30, 1996 primarily related to special event programming costs incurred by the BET Cable Network, including costs related to the Company's interview with O.J. Simpson, live coverage of the Million Man March, a series of town-hall meetings and several sporting events.

Marketing

Marketing expenses increased 20% and 18% during the three and nine months ended April 30, 1996, respectively, as compared to the prior year comparable periods. Contributing to these increases were increased BET Cable Network variable incentive compensation costs resulting from increased advertising revenue and subscribership. Also contributing to these increases were incremental promotional costs related to the launch of the BET on Jazz, which aggregated $.1 and $.3 million for the three and nine months ended April 30, 1996, respectively. Additionally, marketing costs related to BET Direct and rental of the Company's film production facility contributed to the cost increases.

General and Administrative

General and administrative expenses increased 17% and 10% during the three and nine months ended April 30, 1996, respectively. Such increases primarily related to increased employee compensation, facilities and business development costs.

Depreciation and Amortization of Intangibles

Depreciation and amortization of intangible assets decreased 6% and increased 7% for the three and nine months ended April 30, 1996, respectively. The decrease for the three months ended April 30, 1996 was due in part from a cost basis reduction resulting from the purchase of a satellite transponder previously leased by the Company. Increased depreciation and amortization for the nine months ended April 30, 1996 was primarily due to depreciation of the Company's new headquarters and production facilities, which were placed into service during the third quarter of the fiscal year ended July 31, 1995.

Publishing Group


Publishing Group results of operations were as follows (unaudited):


In thousands of dollars
- ----------------------------------------------
Three months ended April 30,     1996    1995
- ----------------------------------------------
Operating revenues              $1,297  $1,225
- ----------------------------------------------
Operating expenses               2,221   2,246
- ----------------------------------------------
Loss from operations            $  924  $1,021
- ----------------------------------------------

In thousands of dollars
- ----------------------------------------------
Nine months ended April 30,       1996    1995
- ----------------------------------------------
Operating revenues              $3,988  $3,750
- ----------------------------------------------
Operating expenses               6,711   6,462
- ----------------------------------------------
Loss from operations            $2,723  $2,712
- ----------------------------------------------


Components of Publishing Group operating revenues during the three months and nine months ended April 30, 1996 and 1995, were as follows (unaudited):

In thousands of dollars
- ----------------------------------------------
Three months ended April 30,     1996    1995
- ----------------------------------------------
Advertising                       $688    $629
- ----------------------------------------------
Subscriber and other               609     596
- ----------------------------------------------
Total                           $1,297  $1,225
- ----------------------------------------------

In thousands of dollars
- ----------------------------------------------
Nine months ended April 30,       1996   1995
- ----------------------------------------------
Advertising                     $2,311  $2,190
- ----------------------------------------------
Subscriber and other             1,677   1,560
- ----------------------------------------------
Total                           $3,988  $3,750
- ----------------------------------------------


Components of Publishing Group operating expenses were as follows (unaudited):

In thousands of dollars
- -----------------------------------------------
Three months ended April 30,      1996     1995
- -----------------------------------------------
Production                      $1,243   $1,166
- -----------------------------------------------
Marketing                          582      594
- -----------------------------------------------
General and administrative         296      391
- -----------------------------------------------
Depreciation and amortization
of intangibles                     100       95
- -----------------------------------------------
Total                           $2,221   $2,246
- -----------------------------------------------


In thousands of dollars
- -----------------------------------------------
Nine months ended April 30,       1996    1995
- -----------------------------------------------
Production                      $3,736   $3,229
- -----------------------------------------------
Marketing                         1867     1957
- -----------------------------------------------
General and administrative         807     1004
- -----------------------------------------------
Depreciation and amortization of
intangibles                        301      272
- -----------------------------------------------
Total                           $6,711   $6,462
- -----------------------------------------------


Operating Revenues

Operating revenue increased 6% and 6% for the three and nine months ended April 30, 1996, respectively, as compared to the prior year comparable periods. Increased subscription revenue resulted from increased subscribership for YSB and higher newsstand sales for Emerge.

Operating Expenses

Operating expenses decreased 1% and increased 4% for the three and nine months ended April 30, 1996, respectively, as compared to the prior year comparable periods. Increased production costs, which resulted from increased circulation, were partially offset by reduced promotional and overhead costs.

Nonoperating Expenses and Income Taxes

Interest expense increased significantly during the three and nine months ended April 30, 1996 due to interest related to the $75 million credit facility the Company obtained in December 1995. Also contributing to the increase in interest expense was a decrease in the amount of interest as capitalized due to the cessation of interest capitalization related to the construction of Company's new headquarters and production facility, which were placed into service during the later part of the fiscal year ended July 31, 1995.

The Company's effective income tax rate was 40% and 43% for the three months ended April 30, 1996 and 1995, respectively, and was 41.2% and 43.5% for the nine months ended April 30, 1996 and 1995, respectively. The decreased effective tax rates were primarily due to the Company's increased ownership interest in Emerge Communications, Inc. (ECI), which resulted in the Company being able to deduct operating losses incurred by ECI during the three and nine months ended April 30, 1996 for income tax reporting purposes.

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's principal source of working capital is internally generated cash flow from operations. As reported in its consolidated statements of cash flow, the Company generated net cash from operating activities of $23.4 million and $20.6 million during the nine months ended April 30, 1996 and 1995, respectively. As of April 30, 1996, the Company's cash and temporary investments aggregated $7.8 million and the Company had an excess of current assets over current liabilities of $26.7 million.

On December 13, 1995, the Company entered into a noncompetition agreement and repurchased 1,518,300 shares of its outstanding Class A common stock and 1,518,300 shares of its outstanding Class B common stock beneficially owned by Time Warner, Inc. for $58.9 million. The Company's noncompetition agreement with Time Warner, Inc. restricts for three years Time Warner, Inc.'s ability to initiate or acquire a basic cable television network targeted to African-American viewers. These transactions were financed from a combination of existing cash reserves and borrowings under a five-year $75 million unsecured senior revolving credit facility obtained concurrent with these transactions.

During the nine months ended April 30, 1996, the Company's capital expenditures aggregated $17.9 million, including the acquisition of a satellite transponder formerly leased under a capital lease agreement and equipment necessary to support the operations of BET on Jazz. The difference between the purchase price of the satellite transponder and the outstanding capitalized lease obligation at the date of purchase was recorded as a reduction in the cost of the satellite transponder. As part of its ongoing strategic plan to invest in compatible media and other businesses, the Company launched BET on Jazz on January 15, 1996. Since BET on Jazz affiliates receive free carriage for two years, BET on Jazz will require significant operational funding for several years. In this regard, management expects BET on Jazz to incur monthly operating losses of approximately $500,000 during the remainder of the fiscal year ending July 31, 1996.

The Company expects that cash flow from operations, as supplemented by additional credit facilities, if necessary, will be sufficient to fund its operations, debt service and capital expenditures for the foreseeable future.

PART II:  OTHER INFORMATION

Item 1:  Legal Proceedings

See Part I, Item 3 of Form 10-K for the fiscal year ended July 31, 1995 for a description of certain previously disclosed legal proceedings.

Civil Action No. 92-0066JHG styled Roberts v. Johnson, and Civil Action No.
                                   -------------------
92-0052JHG styled Johnson v. Roberts was settled and dismissed with prejudice on
                  ------------------
February 16, 1996. All claims against the companies were released, and there are no contingent liabilities against the companies.

Item 6:  Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended April 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BET Holdings, Inc.
                                ------------------
                                (Registrant)



     Date:  June 14, 1996       ________________________________________
                                Debra L. Lee, Esq., President and Chief
                                Operating Officer



     Date:  June 14, 1996       ________________________________________
                                William T. Gordon, III, Executive Vice
                                President, Finance, Chief Financial Officer and Treasurer (Chief Accounting Officer)