Form 10-K
period 1996-07-31
BET HOLDINGS INC
filed 1996-10-29
CIK 879306

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------


                                   FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the fiscal year ended July 31, 1996
                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period ____________________ to ____________________


                         Commission File Number 1-10880


                               BET HOLDINGS, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                 52-1742995
           --------                                 ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                                 One BET Plaza
               1900 W Place, N.E.,  Washington, D.C.  20018-1211
               -------------------------------------------------
                    (Address of principal executive offices)


                                 (202) 608-2000
                                 --------------
                (Registrant's phone number, including area code)


          Securities registered pursuant to Section 12(b) of the Act:


         Title of each class           Name of each exchange on which registered
-------------------------------------  -----------------------------------------
Class A Common Stock, $.02 Par Value            New York Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.


As of October 11, 1996, there were 10,106,205 shares of the Registrant's Class A Common Stock, $.02 par value per share, outstanding and the aggregate market value of such shares held by non-affiliates of the registrants (based on the closing price of such shares on the New York Stock Exchange composite tape on
October 11, 1996) was approximately $178,751,554.   As of  October 11, 1996,
there were 1,831,600 shares and 4,820,000 shares of the registrant's Class B Common Stock and Class C Common Stock, respectively, outstanding, none of which were held by non-affiliates of the registrant.

================================================================================

                               BET HOLDINGS, INC.
                      FISCAL YEAR 1996 10-K ANNUAL REPORT


                      DOCUMENTS INCORPORATED BY REFERENCE



(1) Portions of the registrant's 1996 Annual Report to Shareholders are incorporated by reference in Part I, Item 1 and Part II, Items 5-8 of this report (to the extent described herein).


(2) Portions of the registrant's definitive Proxy Statement to be used in connection with its 1996 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-13, of this report (to the extent described herein).

                               BET HOLDINGS, INC.
                      FISCAL YEAR 1996 10-K ANNUAL REPORT


                               TABLE OF CONTENTS



                                                               Page
                                                               ----
                                     PART I

Item 1.    Business...........................................   1
Item 2.    Properties.........................................  10
Item 3.    Legal Proceedings..................................  10
Item 4.    Submission of Matters to a Vote of Security Holders  10

                                    PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters........................  13
Item 6.    Selected Consolidated Financial Data...............  13
Item 7.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition......  13
Item 8.    Consolidated Financial Statements and
           Supplementary Data.................................  13
Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.............  13

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant  14
Item 11.    Executive Compensation............................. 14
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management..................................... 14
Item 13.    Certain Relationships and Related Transactions..... 14

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K................................ 15

                                    PART I



ITEM 1.  BUSINESS

A.  GENERAL DEVELOPMENT OF BUSINESS

    In connection with the initial public offering of its Class A common stock, BET Holdings, Inc. ("BET Holdings") was incorporated in Delaware in July 1991. As a result of a series of related transactions completed in September 1991, Black Entertainment Television, Inc. ("BET"), a District of Columbia corporation
formed in 1979, became a wholly owned subsidiary of BET Holdings.   In November
1991, BET Holdings completed its initial public stock offering and became the first black majority-controlled company listed on the New York Stock Exchange. Unless the context otherwise requires, as used in this report, the terms "Registrant" and "Company" means BET Holdings and its consolidated subsidiaries, including BET. Substantially all of the Company's operations are conducted by BET through its operation of the Black Entertainment Television cable network ("BET Cable Network"), an advertiser supported basic cable network.

    BET Cable Network commenced operations in 1980 by providing two hours of programming per week targeted to the interests and concerns of African-American viewers to affiliated cable system operators serving approximately 3.8 million cable subscribers. In 1984, BET Cable Network began cablecasting 24 hours per day. As of July 31, 1996, BET Cable Network reached over 45.2 million households, as estimated by Nielsen Media Research ("Nielsen"), providing a broad mix of music videos, off-network situation comedies and original programming.

    In August 1991, the Company entered the publishing industry when its newly formed wholly owned subsidiary, Paige Publications, Inc., began publishing Young Sisters and Brothers (YSB) magazine , a national lifestyle magazine targeted to black American teenagers and young adults.

    In December 1991, the Company acquired a 44% interest in Emerge Communications, Inc. ("ECI"), the publisher of Emerge magazine, an issue-oriented publication providing news, commentary and analysis from the black
American perspective.   During its 1995 fiscal year, the Company increased its
ownership interest in ECI to 100%.

    In July 1993, the Company acquired 81% of the common stock of Avalon Pictures, Inc. ("Avalon"), which operates BET Action Pay-Per-View ("Action"), a cable television network providing programming on a pay-per-view basis. During its 1994 fiscal year, the Company completed its acquisition of Avalon by increasing its ownership interest to approximately 100%.

    In January 1996, the Company launched BET on Jazz: The Cable Jazz Channel ("BET on Jazz"), its third cable network. BET on Jazz features a broad range of jazz-oriented musical programming.

    In February 1996, the Company, in a joint venture with the New York Daily News, began publication of BET Weekend, a Sunday newspaper supplement.

    In May 1996, the Company's wholly owned subsidiary, BET Direct, Inc. ("BET Direct"), launched the Color Code line of skin-care products, which are offered for sale in drug stores and other retail outlets in the United States.

    In September 1996, the Company announced that it would discontinue publishing YSB magazine.

B.  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The contribution to revenues and earnings from operations of each industry segment and the identifiable assets of each industry segment for each of the last three fiscal years are set forth in Note 11 ("Segment Information") to the Consolidated Financial Statements of the Company, which are incorporated herein by reference to the Company's 1996 Annual Report to Shareholders.

C.  DESCRIPTION OF BUSINESS

    The Company operates in two principal business segments: cable television programming and magazine publishing. The Company's cable television programming operations are conducted by its Entertainment Group, which includes BET Cable Network, BET on Jazz and Action. Ancillary Entertainment Group businesses established to leverage and expand the BET brand name include BET Direct, which sells the Color Code line of skin care products on a retail basis and musical recordings on compact discs and cassettes primarily through short-form direct advertising. The Company's publishing operations are conducted through its Publishing Group, which publishes Emerge magazine and published YSB magazine until its discontinuance in September 1996. The Company has equity ownership interests in certain unconsolidated affiliated companies, including BET Film Productions and BET Pictures, which produce low-budget feature length motion pictures, and a joint venture with the New York Daily News which publishes BET Weekend, a Sunday newspaper supplement. A description of each of the Company's business segments follows.

ENTERTAINMENT GROUP


BET Cable Network


    The BET Cable Network provides a broad mix of programming targeted to the interests and concerns of African-American viewers. Programming is produced in-house or acquired from a variety of sources. BET Cable Network's in-house productions include hosted music video programs, talk shows, sports, news and public affairs, children's programs and comedy shows, and are produced in the Company's studios in Washington, D.C., and Burbank, California. Acquired programs include situation comedies, gospel music programs and sports and entertainment specials. For the fiscal year ended July 31, 1996, revenues from the BET Cable Network represented 88% of the Company's consolidated revenues.

BET Cable Network Affiliated Cable Systems and Subscribers

    BET Cable Network contracts with cable system operators to receive a monthly per subscriber fee under long-term affiliation agreements, which are subject to renewal from time to time. BET Cable Network's current affiliation agreement provides for a monthly per subscriber rate of $.11, $.12 and $.13 in calendar years 1996, 1997 and 1998, respectively, with the monthly per subscriber rate increasing $.005 per year through calendar year 2003, at which time the monthly per subscriber rate will be $.155. BET Cable Network's affiliation agreements are subject to cancellation by either BET Cable Network or cable system operators under certain circumstances. Additionally, substantially all of BET Cable Network's affiliation agreements include a "most favored nations" provision under which BET Cable Network is obligated to extend the terms and provisions of its most favorable contractual rate to covered affiliates. Accordingly, in the event BET Cable Network enters into a new or renewed affiliation agreement with terms more favorable than those included in its current standard affiliation agreement, it would be obligated to extend the more favorable terms to substantially all other affiliates. The BET Cable Network currently generates approximately 43% of its revenues from subscriber fees paid by cable systems affiliates.

    BET Cable Network affords cable system operators the opportunity both to attract subscribers from a significant market segment not specifically targeted by other programming services, and, by diversifying the mix of programming offered on their systems, to satisfy certain social objectives mandated by many franchising authorities. The BET Cable Network is also attractive to cable operators seeking to respond to cable subscribers' demands for black-oriented entertainment, sports and public affairs programming.

    At July 31, 1996, BET Cable Network had over 41.4 million subscribers, based on reports to the Company from cable system affiliates, an increase of 11% as compared to July 31, 1995. This growth is attributable both to incremental growth in household penetration by cable systems nationwide and to the Company's success in obtaining affiliation agreements with cable systems not previously carrying the BET Cable Network. The Company believes that while it will continue to experience subscribership growth, growth rates experienced in previous years may not be attainable in the future. Continued subscribership growth will be encouraged by new cable system construction in the central cities of a number of metropolitan areas as well as by upgrades of existing cable systems and, eventually, from the expected significant expansion of channel capacity of cable television systems, which is expected to occur over the next several years. Increased rate regulation and structural changes in the cable industry generally, however, could place downward pressure on rates charged by cable programming services and could cause cable system operators not to expand channel capacity as rapidly as expected. The rate of subscribership growth also may be restricted, in management's view, as a result of re-regulation of the cable industry and competition for limited channel capacity, both of which may make it more difficult to increase the BET Cable Network's distribution in those markets with less than 5% black populations.

Advertising

    BET Cable Network's advertising revenues are derived primarily from sales of national spot advertising, infomercial advertising and direct response advertising. Advertisers on the BET Cable Network include nationally known companies in the entertainment, beverage, packaged goods, fast food, automotive, retail, insurance and travel industries. BET Cable Network currently earns approximately 55% of its revenues from advertising.

    The Company believes that advertising on BET Cable Network is attractive to advertisers because it allows them to execute a general market strategy of reaching more cable television viewers and to target a specific population that frequently uses their product or service. Over the past 10 years, cable television has captured a greater share of advertising budgets. During this period, the overall ratings for the major networks (ABC, CBS and NBC), and for local broadcast stations, have declined, while over the same period the overall ratings for basic cable television programming services have increased. Because ratings are a significant factor in determining both advertisers' placement strategy and the pricing of advertising time, during this period cable advertising revenues have grown significantly faster than those of broadcast networks. The Federal Communications Commission has predicted that this trend will continue throughout the 1990's. The Company believes that the BET Cable Network has benefited, and will continue to benefit, from this trend.

    In addition, the Company believes that the BET Cable Network will benefit from the trend in advertising strategies toward greater market segmentation and that a significant number of major national advertisers are dedicating a larger share of their advertising budgets to target the black consumer in an effort to increase their share of this large and rapidly growing market. These advertisers, as well as manufacturers of black consumer products, purchase advertising on the BET Cable Network because it provides them with a cost effective means to reach a significant number of black consumers. In addition to the other factors that normally motivate advertisers to purchase advertising time on the BET Cable Network, certain advertisers may believe that they derive indirect corporate benefits from supporting culturally diverse programming services such as the BET Cable Network.

    Advertising time on the BET Cable Network is marketed and sold by the Company's advertising sales force located in New York, Chicago, Los Angeles and Detroit.

    National Spot Advertising

    National spot advertising primarily consists of 30 second advertisements for products and services. BET Cable Network sells national spot advertising time to agencies representing national advertisers and directly to advertisers. The Company believes that its advertising rates are among the most cost effective of the cable networks. In fiscal 1996, national spot advertising accounted for 67% of BET Cable Network advertising revenues.

    Infomercial Advertising

    Infomercial advertising, such as instructional, ministry, health, beauty and other programming, ranges in length from 30 to 60 minutes. These programs frequently take the form of talk shows or game shows. Infomercial advertising is generally aired during less desirable programming hours. Infomercial advertising revenue accounted for 27% of BET Cable Network advertising revenue in fiscal 1996.

    During fiscal 1996, Robert Rosenheim Associates ("Rosenheim") purchased $15.3 million of infomercial advertising from BET, representing 12% of the Company's total consolidated revenues. The Company's long-term contract with Rosenheim extends through its 1999 fiscal year and provides for annual rate increases of 22%, 10%, and 10% in fiscal years 1997, 1998 and 1999, respectively.

    Direct Response Advertising

    Direct response advertising consists of 30 and 60 second commercials for various consumer products, such as musical recordings and kitchenware, which direct consumers to dial an 800 or 900 telephone number in order to purchase the particular product. In most cases, these products are not available on a retail basis. In fiscal 1996, direct response advertising accounted for 6% of BET Cable Network advertising revenues.

Market Demographics

    The majority of the BET Cable Network's audience is comprised of black viewers and at July 31, 1996, BET Cable Network reached over 97% of the 6.8 million U.S. black cable households, based on reports from Nielsen. The Company believes that certain demographic characteristics of the BET Cable Network's viewing audience favorably influence advertisers' decisions to purchase time on the BET Cable Network. Generally, homes served by cable television watch more television, have a higher per capita income and have more people per household than the general population. Additionally, research indicates that black households watch more television and are more brand conscious than the general population.

    The black population as a group is growing at a faster rate than the total population of the United States. The United States Department of Commerce, Bureau of the Census (the "Census Bureau") reported that the black population grew by 15.6% to approximately 30.6 million between April 1, 1980 and April 1, 1990, a growth rate 1.5 times that of the total population. Another report by the Census Bureau projected that this growth will continue, predicting that the total black population of the United States will increase by approximately 15.8% between 1990 and 2000. Because of the unique niche occupied by the BET Cable Network, the Company believes that growth in the black population will generally lead to increased viewership of the BET Cable Network and to increased advertising revenues. The Census Bureau has projected that the black population in the age group of 35-44 years old, which is particularly attractive to advertisers, will grow by 30.8% between 1990 and 2000.

    According to Census Bureau reports, approximately 57% of the black population in the United States is concentrated in the central cities of metropolitan areas, compared to 31% of the total population. BET Cable Network has affiliation agreements with cable operators in each of the top 50 metropolitan areas and distributes its programming to cable systems in each of the 10 media markets in the United States with the largest black populations.

Ratings

    Since 1987, Nielsen has provided the Company with metered audience measurements. Nielsen's metered estimates are widely accepted by advertisers as a basis for determining placement strategy. The Company also uses these subscriber estimates for the purpose of determining the rates that the BET Cable Network will charge advertisers for commercial air time within its programs. According to Nielsen's most recent prime time audience measurements (July 1, 1996 to September 29, 1996), BET Cable Network's ratings averaged approximately
 .6. This signifies that during that period (based on Nielsen estimates), on average, approximately 284,000 homes were tuned in to the BET Cable Network during prime time. In addition, Nielsen reports the BET Cable Network's prime time rating for black cable households reached by the BET Cable Network. For the most recent period (July 1, 1996 to September 29, 1996), the BET Cable Network's prime time black household ratings averaged approximately 3.4 indicating that approximately 233,000 black households were tuned in to the BET Cable Network during prime time. The Company believes the BET Cable Network's average prime time ratings are competitive with the average prime time ratings of other basic cable programming services with a targeted viewing audience, which ranged from
 .3 to 1.5 according to the most recent Nielsen report (July 1, 1996 to September 29, 1996).

Programming

    The BET Cable Network provides a full range of black-oriented programming. Most of BET Cable Network's programs feature black actors and performers in leading or dominant roles or reflect the black cultural experience. BET Cable Network independently produces the majority of its programming and acquires the remainder from various external sources. Program offerings include hosted music video programs, off-network sitcoms, stand-up comedy, news and public affairs programming, entertainment specials and concert performances. The programs are transmitted via satellite from the Company's facilities in Washington, D.C. to BET Cable Network's cable system affiliates.

    Originally Produced Programming

    In fiscal 1996, most of the BET Cable Network's programmed hours (excluding infomercial advertising) were produced by the Company. The majority of the programming produced by the Company consists of hosted music video programs, such as Video Soul and its successor UnReal, featuring urban contemporary music, and Rap City, featuring rap music. The programs also feature live entertainment and in-depth interviews with guest artists. Record companies provide the Company with music videos in exchange for the promotional benefits gained by their artists through exposure on BET Cable Network.

    Regularly produced programs also include entertainment related shows, such as Comic View, a stand-up comedy show, Teen Summit, a daily program which addresses issues affecting black youth, and Screen Scene, an entertainment oriented magazine style show. The Company also produces a variety of news and public affairs programming such as BET News, a weekly, half-hour news program dealing with issues of primary concern to black Americans, BET Talk, an issues oriented talk show featuring viewer participation, Lead Story, a news digest examining national issues of particular concern to black Americans, and Our Voices, a half-hour live call-in talk show designed to permit viewers to express their opinions on various issues of interest to black Americans.

    Programming is produced in two state-of-the-art production facilities owned by the Company and located in Washington, D.C. Another studio is leased and is located in Burbank, California. The production facilities in Washington, D.C., include four major production studios and six edit suites, while the facility in Burbank has one production studio and two edit suites.

    Acquired Programming

    To complement its originally produced programming, the Company acquires programs from various sources, including the broadcast networks, film companies and program syndicators. The Company exhibits acquired programming pursuant to licensing agreements with suppliers who generally own the copyrights to such programming. Licenses to air acquired programming generally run for two years and entitle the Company to show each episode several times. During fiscal 1997, acquired programming will include situation comedies, such as Sanford, Thea and Benson and specialty shows, such as The Bobby Jones Gospel Show and concerts featuring various music talent.

    Most of these acquired programs consist of off-network productions obtained from the major syndicators. Management believes that acquiring the rights to air high quality, off-network programming, such as situation comedies and entertainment specials (rather than attempting to produce them independently) is the most cost-effective way to provide its viewers with this kind of programming. Although many of these programs are very popular with black viewers, they may not have achieved ratings sufficient to justify their continuation on a major broadcast network or as a first-run syndicated program. Historically, BET Cable Network has often been the only national television medium for many of these types of programs and, therefore, exhibition rights have been relatively inexpensive. However, with the recent proliferation of cable television programmers, obtaining rights to such programming has become increasingly competitive and expensive.

Patents, Trademarks, Licenses

    BET Cable Network neither holds nor depends upon any material patent, trademark, license, franchise or concession except its registered trademark for the letters "BET".

Competition

    There is intense competition for viewers among companies providing programming services via cable television and through other video delivery systems. Accordingly, BET Cable Network also competes for available channel space on cable television systems and for subscriber fees from cable operators with other cable programming services and nationally distributed and local television stations. BET Cable Network also competes for advertising revenues with other national cable programming services, including superstations, broadcast networks, local over-the-air television stations, broadcast radio and the print media. In addition, BET Cable Network competes for advertising revenue with other black targeted media, including black-oriented radio stations, magazines, such as Ebony, Black Enterprise, Jet and Essence, and black-oriented television programs, such as Soul Train. More generally, BET Cable Network competes with various other leisure-time activities such as home videos, movie theaters, and other alternative forms of information and entertainment.

    Currently, music videos are included in approximately 60% of the Company's programming. As is customary in the record industry, record companies provide the Company with music videos in exchange for promotional considerations. If the record industry were to change its current practice and begin to charge for music videos, the Company's programming costs and operating margins may be materially adversely affected if the Company was unable to receive adequate compensation for the promotional value of its related airtime. The Company is aware of one programming service, MTV, that has entered into exclusive arrangements with record companies covering a limited number of artists.

    Cable system channel capacity and competition in the cable industry may be affected by technological advances, such as digital compression, which allows cable systems to expand channel capacity, and "multiplexing", which allows programming services to offer more than one feed of their programming. As a result of the increased segmentation made possible by these advances, another programming service might be able to provide programming that targets the Company's viewing audience. MTV has announced plans to produce three separate channels of programming, one of which might feature black urban contemporary music. To the Company's knowledge, MTV does not have any present plan to offer such a channel in the near future. The Company is aware, however, of several cable programmers that have announced plans to offer programming targeted to the BET Cable Network's audience. Although there can be no assurance, the Company believes that it will be able to compete effectively against other programming services distributing music video programming targeted to black Americans because of its extensive experience, capitalization, established relationships within the cable industry, its reputation for providing a broad mix of quality black-oriented programming and its identity as a black owned and operated enterprise.

Other Entertainment Group Ventures

BET on Jazz: The Cable Jazz Channel

    The Company launched BET on Jazz: The Cable Jazz Network ("BET on Jazz") in January 1996. BET on Jazz is an advertiser-supported basic cable network featuring jazz concerts, music videos and interviews with jazz artists. In
June 1996, BET on Jazz expanded overseas when it began providing programming to cable systems located in the United Kingdom and South Africa. At July 31, 1996, BET on Jazz reached over one million domestic and international households.

While BET on Jazz's domestic rate card provides for a monthly per subscriber fee of $.05, its affiliation agreements provide for up to a two year free carriage period. While current marketing efforts indicate that it may be able to negotiate more favorable affiliation fees and launch support terms with international cable system operators, such terms are not assured until significant international subscriber penetration is achieved. Accordingly, BET on Jazz is not expected to earn a significant level of revenue in the near future.

Action Pay-Per-View

    The Company's pay-per-view operations are conducted by Action Pay-Per-View ("Action") and represented approximately 7% of the Company's revenues in fiscal 1996. Action is a satellite-delivered television network which offers programming on a pay-per-view basis to cable systems operators and, to a lesser extent, home satellite dish owners.

    Action has entered into affiliation agreements with cable system operators which provide for the offering of Action's programming to affiliated cable system subscribers on a pay-per-view basis. Cable system subscribers purchase Action's programming from their cable system operator on a one-time viewing for a fixed charge basis of approximately $5. Affiliated cable systems remit to Action a contractually specified portion of such revenues. At July 31, 1996, Action's programming was available to approximately 8.2 million addressable homes.

    Action acquires all of its programming from third parties including major film studios such as Warner Bros., Paramount, Universal, Twentieth Century Fox, Columbia/Tri Star, Disney, MGM and others. Typical pay-per-view licenses entitle film studios to the greater of a minimum rental amount or a share of the gross revenue generated at the consumer level from the purchase of the pay-per-view film.

    Action competes with several other companies which offer feature film programming on a pay-per-view basis, some of which may have substantially greater resources than Action and the Company. More generally, Action competes with other segments of the entertainment industry, including network and cable television, theater showing of films and video tape sales and rentals.

Direct Marketing

    In May 1996, the Company's merchandising subsidiary, BET Direct, Inc., launched the Color Code line of skin care products for women of color. Initial distribution has been limited with national distribution scheduled for February 1997.

PUBLISHING GROUP

    Advertising and subscriber revenues earned by the Publishing Group represented 4% of the Company's total operating revenues in fiscal 1996.

Emerge Communications, Inc.

    On December 31, 1991, the Company acquired control of ECI, the publisher of Emerge, a general interest magazine aimed at a predominantly black audience that is published ten times a year. Since December 31, 1991, the Company has consolidated the entire results of operations for ECI into the Company's financial statements. During the year ended July 31, 1995, the Company increased its ownership interest in ECI to 100%.

    For the fiscal year ended July 31, 1996, Emerge's paid circulation (including subscriptions and newsstand sales) approximated 160,000.

Paige Publications, Inc.

    The Company's wholly owned subsidiary, Paige Publications, Inc., publishes YSB, a general lifestyle magazine aimed at black teenagers and young adults, ten times a year. In September 1996, the Company announced that it would discontinue publishing YSB, which incurred operating losses of approximately $2 million during each of fiscal years 1996 and 1995.

EQUITY INVESTEES

Film Production

    BET Film Productions

    In fiscal 1994, the Company, in a joint venture with Encore Media Corp. and LIVE Entertainment, Inc., established BET Film Productions, which was formed to produce and distribute black, action-oriented independent feature films. BET Film Productions has produced two films: Out of Sync and Spirit Lost, which is scheduled for release in February 1997.

    BET Pictures

    In fiscal 1994, the Company, in a joint venture with Blockbuster Entertainment Corp., formed BET Pictures to produce and distribute black, family-oriented films. BET Pictures has produced one film, Once Upon a Time...When We Were Colored.

    United Image Entertainment

    United Image Entertainment ("UIE"), a joint venture with actor and producer Tim Reid and his production company and Butch Lewis Productions, Inc., produces black-oriented films, mini-series and situation comedies for cable television, pay television and the broadcast networks by developing concepts for such vehicles and then seeking the financial support of programmers to produce particular projects. Certain projects co-produced by UIE, such as Race to
Freedom: The Underground Railroad, are aired on the BET Cable Network. Additionally, UIE has co-produced all of the films produced by BET Film Productions and BET Pictures.

Publishing

    BET Weekend

    In fiscal year 1996, in a joint venture with the New York Daily News, the Company began publication of BET Weekend, a Sunday newspaper supplement. BET Weekend is currently published quarterly and distributed by seven metropolitan newspapers to over one million subscribers. As reader and advertiser interest increases, the joint venture expects to move to monthly and ultimately to weekly publication.

SATELLITE DISTRIBUTION

    The Company transmits all BET Cable Network programming from its production facility located in Washington, D.C., by means of an earth station transmitting antenna (called an "uplink") which the Company owns. The Company operates the uplink facility, which transmits the BET Cable Network's programming signal over Galaxy V, an orbiting communications satellite on which the Company owns a transponder, to cable system headend receiving antennae throughout the United States, its territories and possessions.

    The Company contracts with IDB Communications Group, Inc. ("IDB") to transmit BET Action Pay-Per-View programming by means of an uplink. IDB transmits Action's programming signal over Galaxy VII, an orbiting communications satellite on which the Company owns a transponder, to cable system headend receiving antennae throughout the United States. The Company leases an additional transponder on Galaxy VII which it uses to distribute BET on Jazz.

REGULATION

    Although the vast majority of the Company's operations are not subject to federal regulation, the operations of cable television systems, satellite distribution systems and broadcast television program distribution companies are subject to the Communications Act of 1934, as amended, and to regulatory supervision thereunder by the Federal Communications Commission (the "FCC").
The Company's uplink and microwave facilities are licensed by the FCC and must be operated in conformance with the terms and conditions of those licenses. Cable systems are also subjected to local franchise authority regulation.

Local Cable Regulation

    The cable television industry is regulated by municipalities or other local government authorities which have the jurisdiction to grant and to assign franchises and to negotiate generally the terms and conditions of such franchises, including rates charged to subscribers, except to the extent that such jurisdiction is pre-empted by federal law. Any such rate regulation may place downward pressure on the subscriber fees earned by the Company.

Federal Cable Re-regulation

    The Company is regulated under the Communications Act of 1934 (the "Communications Act"), as it was most recently amended by the Telecommunications Act of 1996. The Telecommunications Act of 1996 (the "1996 Act" or sometimes the "Act") is responsible for the most significant changes in communications law and regulation since enactment of the Communications Act. The 1996 Act amends the provisions of the Communications Act concerning cable television systems and other multichannel video programming services. For example, the Act provides guidelines for the entry of telephone companies into the provision of video services within their telephone service areas and alters existing rate regulation. More specifically, rate regulation for cable programming service ("CPS") or "expanded basic" tiers will end immediately for certain small cable operators, and will end for all cable systems in 1999. Rate regulation will also end for particular cable operators if a local exchange carrier, or any other multichannel distributor using the telephone company's facilities, offers comparable programming services in such cable operators' franchise areas by any means other than direct broadcast satellite ("DBS"). These changes in federal regulation are expected to have a beneficial impact, to some degree, on the future growth of BET and BET on Jazz, although the extent of such impact cannot yet be determined.

EMPLOYEES

    As of July 31, 1996, the Company employed 436 people. Although none of the Company's employees are subject to collective bargaining agreements, as of July 31, 1996, the BET Cable Network was in negotiations with a local labor bargaining agent with respect to a group of approximately 40 of the BET Cable Network's labor force. The Company does not believe any collective bargaining agreement resulting from such negotiations will have a material effect on the Company as its scope would affect personnel whose skills are readily available in the local labor market. The Company has never experienced a strike or work stoppage.

ITEM 2.  PROPERTIES

    The company owns its corporate office facility, which is located at One BET Plaza, 1900 W Place, N.E. in Washington, D.C. The Company's corporate office facility houses its executive staff, administrative staff, BET Cable Network's and BET on Jazz's principal affiliate sales offices and the principal offices of Emerge and BET Direct. The Company also owns its production facility located at 1899 9th Street, N.E. in Washington, D.C., which is adjacent to the Company's corporate office facility. The corporate office and production facilities are constructed on property that the Company leases from the District of Columbia pursuant to a long-term lease. The initial expiration date of the lease is October 1, 2013. At the Company's option, the Company may extend the term for three successive 15 year periods. The lease also contains an option to purchase the land.

    Additionally, the Company currently leases a production studio and office space at 2801 West Olive Avenue in Burbank, California. The lease for this commercial space has been extended to January 1997. The lease is not renewable by its terms but the Company has not experienced difficulties in negotiating extensions to the lease in the past.

    BET Cable Network's principal advertising sales offices are located at 380 Madison Avenue in New York City, where the Company leases space under a long-term lease expiring in December 2002. The Company also leases office space at 2425 West Olympic Boulevard in Santa Monica, California under a lease expiring in December 1997. The space is used to house substantially all of Action's staff as well as certain members of BET Cable Network's advertising sales and affiliate sales staffs. Additional advertising sales offices are located in Chicago and the Detroit area.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is from time to time engaged in legal proceedings incidental to its business. The Company does not believe that any legal proceedings that it is currently engaged in, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company as of October 11, 1996 and their ages and positions with the Company are set forth below.


Name                         Age                     Position
--------------------------------------------------------------------------------
Robert L. Johnson             50  Chairman of the Board of Directors, Chief
                                  Executive Officer
Debra L. Lee                  42  President and Chief Operating Officer
William T. Gordon, III        43  Executive Vice President, Chief Financial
                                  Officer and Treasurer
James A. Ebron                42  Executive Vice President, Media Sales
Sheila Crump Johnson          47  Executive Vice President, Corporate Affairs
                                  and Director
Jefferi K. Lee                39  Executive Vice President, Network Operations
                                  and Programming
Curtis N. Symonds             41  Executive Vice President, Affiliate Sales and
                                  Marketing
Janis P. Thomas               41  Executive Vice President, Marketing and
                                  Merchandising

  The executive officers of the Company serve at the pleasure of the Board of Directors. The following is a brief description for at least the past five years of the current executive officers of the Company.

Mr. Johnson founded BET, the Company's primary operating subsidiary, in 1979. Mr. Johnson has served as President, Chief Executive Officer and a director of BET since its creation. Since 1991 Mr. Johnson also served as the Chairman of the Board of Directors. Since 1991, Mr. Johnson also served as Chief Executive Officer of the Company and has served as its President from 1991 until March 1996. Mr. Johnson is also the Chairman of District Cablevision, Inc., a Washington, D.C. cable system operating company which he founded in 1980, and has served as a director of Liberty Media Corporation since December 1991. Since January 1994, Mr. Johnson has served as a director of Hilton Hotels Corporation.

Ms. Lee has served as President and Chief Operating Officer since March 1996. Prior to that time Ms. Lee served as an Executive Vice President of the Company since September 1992. Since September 1991, she has also served as the General Counsel and Secretary of the Company. From September 1991 to September 1992, she served as a Vice President of the Company. Ms. Lee has also served as Vice President and General Counsel of BET since April 1986. In July 1991, she became the Secretary of BET.

Mr. Gordon has served as Executive Vice President, Chief Financial Officer and Treasurer since August 1993. From 1987 to 1993, Mr. Gordon was a partner with the accounting firm of Price Waterhouse LLP. Mr. Gordon was BET's audit partner on behalf of Price Waterhouse, LLP between 1989 and early 1992. Mr. Gordon joined Price Waterhouse in 1975.

Mr. Ebron has served as Executive Vice President, Media Sales since September 1992. Prior to that time, Mr. Ebron served as Vice President, Network Sales of the Company from September 1991 to September 1992. He served as Vice President, Network Sales of BET from August 1983 until September 1991.

Since September 1992, Mrs. Johnson has served as Executive Vice President,
Corporate Affairs of the Company.   From September 1991 to September 1992, she
served as Vice President, Corporate Affairs of the Company. Since 1979 she has served as a director of BET and, since 1990, as Vice President, Corporate Affairs of BET. Prior to 1990, Mrs. Johnson was a lecturer and author in the area of early childhood music education.

Mr. Lee has served as Executive Vice President, Network Operations and
Programming since September 1992.   Mr. Lee served as Vice President, Network
Operations of the Company from September 1991 to September 1992 and of BET since September 1982.

Mr. Symonds has served as Executive Vice President, Affiliate Sales and Marketing since September 1992. Mr. Symonds served as Vice President, Affiliate Marketing of the Company from September 1991 to September 1992 and of BET since July 1988.

Ms. Thomas is Executive Vice President, Marketing and Merchandising.   She
previously served as Executive Vice President, Direct Marketing and Advertising Services since September 1992. Ms. Thomas served as Vice President, Advertising of the Company from September 1991 to September 1992 and of BET since September 1982.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    Information regarding the market for the Company's Class A Common Stock, number of shareholders and dividends is included under the captions entitled "Price Range of Common Stock" and "Selected Consolidated Financial Data" and in the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    A summary of selected consolidated financial data for the Company for the five years in the period ended July 31, 1996 is included under the caption entitled "Selected Consolidated Financial Data" on page 24 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

    Information regarding the Company's results of operations and financial condition is included under the caption entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 25 through 29 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA

    The consolidated financial statements, notes thereto and supplementary data of the Company, which are included on pages 30 through 42 of the 1996 Annual Report to Shareholders under the following captions listed below, are incorporated herein by reference.

    Consolidated Balance Sheets at July 31, 1996 and 1995.

    Consolidated Statements of Income for the three years in the period ended July 31, 1996.

    Consolidated Statements of Cash Flows for the three years in the period ended July 31, 1996.

    Consolidated Statements of Changes in Shareholders' Equity for the three years in the period ended July 31, 1996.

    Notes to Consolidated Financial Statements.

    Report of Independent Accountants.

    Unaudited Quarterly Financial Information.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relating to directors of the Company is set forth under the caption entitled "Election of Directors" in the Company's 1996 Proxy Statement and is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I of this report pursuant to General Instruction G(3) of Form 10-K under the caption entitled "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

  The information regarding compensation of officers and directors of the Company is set forth under the caption entitled "Executive Compensation" in the Company's 1996 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

  Information regarding ownership of certain of the Company's securities is set forth under the captions entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 1996 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and related transactions with the Company is set forth under the caption entitled "Certain Relationships and Related Transactions" in the Company's 1996 Proxy Statement and is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1)    Financial Statements

     The following financial statements and report of independent accountants (which are set forth on pages 30 through 41 of the Company's 1996 Annual Report to Shareholders) are incorporated herein by reference (see Exhibit 13).

  Consolidated Balance Sheets at July 31, 1996 and 1995.

  Consolidated Statements of Income for the three years in the period ended July 31, 1996.

  Consolidated Statements of Cash Flows for the three years in the period ended July 31, 1996.

  Consolidated Statements of Changes in Shareholders' Equity for the three years in the period ended July 31, 1996.

  Notes to Consolidated Financial Statements.

  Report of Independent Accountants.

(a)(2) Financial Statement Schedules for the three years in the period ended July 31, 1996

Schedule                                                                  Page
Number          Description                                              Number
------          -----------                                              ------

II         Valuation and Qualifying Accounts and Reserves                  S-1

     The report of the Company's independent accountants with respect to the above-referenced financial statement schedule appears on page 20 of this report.

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits

Exhibit
Number    Description
_______   ___________

3(i) Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 to the Company's Registration Statement on Form S-1, Registration No. 33-42853, filed with the Commission on October 30, 1991)

3(ii) Bylaws, as amended, of Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 4 to the Company's Registration Statement on Form S-1, Registration No. 33-42853, filed with the Commission on October 30, 1991)

4.1 Note Agreement, dated January 30, 1990, between Aetna Life Insurance Company and Black Entertainment Television, Inc., as amended by the Guaranty, Consent and Amendment to Note Agreement, dated September 5, 1991 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Registration No. 33-42853, filed with the Commission on September 18, 1991)

4.2 Revolving Credit and Guaranty Agreement among Bank of New York, Black Entertainment Television, Inc. and BET Holdings, Inc. dated December 13, 1995

10.1 Ground Lease, dated as of March 18, 1988, by and between the District of Columbia and Black Entertainment Television, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-42853, filed with the Commission on September 18, 1991)

10.2 Ground Lease, dated May 4, 1993 between BET Acquisition, Inc. and the District of Columbia (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal period ended July 31, 1992)

10.3 Plan of Recapitalization for BET Holdings, Inc. (incorporated by reference to Exhibit 3.3 of Amendment No. 4 to the Company's Registration Statement on Form S-1, Registration No. 33-42853, filed with the Commission on October 30, 1991)

10.4 Trustee's Assignment of Ground Lease, dated March 19, 1992, by and between Leonard W. Harrington, Jr., Substitute Trustee, appointed by Deed of Appointment of Substitute Trustee dated August 29, 1990, and recorded August 31, 1990, as instrument no. 48429, and Black Entertainment Television, Inc. (incorporated by reference to Exhibit
          10.11 to the Company's Form 10-K for the fiscal period ended July 31,
          1992)

10.5 Assignment of Purchase Agreement, dated March 17, 1992, between Black Entertainment Television, Inc. and BET Acquisition Corp. (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the fiscal period ended July 31, 1992)

10.6      Form of Agreement Among Stockholders among BET Holdings, Inc., Robert
          L. Johnson, TW/BET Holdings Co. and LMC BET Inc. dated November 6, 1991 (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal period ended July 31, 1994)

(a)(3) Exhibits

Exhibit
Number    Description
_______   ___________

10.7 Affiliation Agreement, dated as of January 1, 1989, between Black Entertainment Television, Inc. and American Television and Communications Corporation (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No. 33-42853, filed with the Commission on September 18, 1991)

10.8 Affiliation Agreement, dated as of January 1, 1989, between Black Entertainment Television, Inc. and Satellite Services, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration No. 33-42853, filed with the Commission on September 18, 1991)

10.9 Amended Affiliation Agreement dated March 3, 1993 between Black Entertainment Television, Inc. and Satellite Services, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the fiscal period ended July 31, 1993)

10.10 Letter Agreement, dated January 29, 1991, among Time Warner Inc., Butch Lewis Productions, Inc. and Black Entertainment Television, Inc., together with Agreement, dated as of January 1, 1991, among Butch Lewis Productions, Inc., Black Entertainment Television, Inc., Joe Brown and Adrienne L. Brown (incorporated by reference to Exhibit
          10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-42853, filed with the Commission on September 18, 1991)

10.11 Transponder Lease Agreement, dated January 1, 1993, between Avalon Pictures, Inc. and IDB Communications Group, Inc. (incorporated by reference to Exhibit 10.11 to the Company's 10-K for the fiscal period ended July 31, 1993)

10.12 Black Entertainment Television, Inc. TVRO Affiliation Agreement with HBO Satellite Services, Inc., dated as of February 9, 1990, together with Letter Agreement from HBO Satellite Services, Inc. to Black Entertainment Television, Inc. dated March 24, 1992 (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal period ended July 31, 1992)

10.13 Purchase Agreement among Black Entertainment Television, Inc., The Time Inc. Magazine Company and Emerge Communications, Inc., dated as of December 31, 1991 (incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the fiscal period ended July 31, 1992)

10.14     BET Holdings, Inc. Incentive Plan (incorporated by reference to
          Exhibit 10.9 to the Company's Registration Statement on Form S-1, Registration No. 33-42853, filed with the Commission on September 18,
          1991)

10.15 BET Holdings, Inc. 1991 Executive Stock Option Plan as amended and restated August 1, 1994 (incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal period ended July 31, 1995)

10.16 Black Entertainment Television, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Registration No. 33-42853, filed with the Commission on September 18, 1991)

(a)(3) Exhibits

Exhibit
Number    Description
_______   ___________

10.17 Agreement by and between BET Pictures, Inc., Live Ventures, Inc. and QE+ Limited dated February 1, 1994 (incorporated by reference to
          Exhibit 10.17 to the Company's Form 10-K for the fiscal period ended July 31, 1994)

10.18 Agreement by and between BET Pictures, Inc., and New River Entertainment Corp. dated December 21, 1993 (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal period ended July 31, 1994)

10.19 Purchase Agreement among Black Entertainment Television, Inc., Syncom Capital corporation, Towers Ventures, Inc., Future Value Ventures, Inc., Opportunity Capital Corporation, District Cablevision, Inc., the Estate of Dean E. Stetz, and Emerge Communications, Inc., dated September 26, 1994 (incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the fiscal period ended July 31, 1994)

10.20 Purchase Agreement among Black Entertainment Television, Inc., Time Inc. and Emerge Communications, Inc. dated October 7, 1994 (incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the fiscal period ended July 31, 1994)

10.21 Transponder Lease Agreement for Galaxy VII between Hughes Communication Galaxy, Inc., and BET Satellite Services, Inc., (incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the fiscal period ended July 31, 1994 as amended by Form 10K-A Amendment No.2 the Form 10K).

10.22 Transponder Lease Agreement for Galaxy VII between Hughes Communications Galaxy, Inc., and BET Satellite Services, Inc., (incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the fiscal period ended July 31, 1994 as amended by Form 10K-A Amendment No.2 the Form 10K).

10.23 BET Holdings, Inc. Incentive Plan for the President, effective August 1, 1994 (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the fiscal period ended July 31, 1995)

10.24 Amendment No. 1 to the BET Holdings, Inc. Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the fiscal period ended July 31, 1995)

10.25 Addendum to Transponder Lease Agreement for Galaxy VII between Hughes Communications Galaxy, Inc. and BET Satellite Services, Inc. (incorporated by reference to Exhibit 10.25 to the Company's Form 10-Q for the fiscal period ended January 31, 1996)

10.26 Stock Purchase Agreement between Time Warner Entertainment Company, L.P. and BET Holdings, Inc. dated November 1, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 1,
          1995)

10.27 Transponder Lease Agreement between Orion Atlantic, L.P. and BET Satellite Services, Inc. dated June 1, 1996

10.28 Joint Venture Agreement between Daily News, L.P. and Black Entertainment Television, Inc. dated July 31, 1996

13 1996 Annual Report to Shareholders (with the exception of the information expressly incorporated by reference in Items 1,5,6,7 and 8 of this report, the 1996 Annual Report to Shareholders is not to be deemed "filed" with the Securities and Exchange Commission or otherwise subject to the liabilities of Section Exchange Act of 1934)

21        Subsidiaries of the Company

23        Consent of Independent Accountants

27        Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of fiscal year 1996.

                                   SIGNATURES

  Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      BET HOLDINGS, INC.


                      By:   /s/ Robert L. Johnson
                         ----------------------------------------------
                        Robert L. Johnson
                        Chairman of the Board and
                        Chief Executive Officer

Date:  October 29, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                  Title                                              Date
---------                                  -----                                              ----

      /s/ Robert L. Johnson                Chief Executive Officer and Director               October 29, 1996
------------------------------------
     Robert L. Johnson

      /s/ William T. Gordon, III           Chief Financial Officer and Treasurer              October 29, 1996
------------------------------------         (Principal Financial and Accounting Officer)
     William T. Gordon, III


     /s/ Peter Barton                      Director                                           October 29, 1996
------------------------------------
     Peter Barton

     /s/ Sheila Crump Johnson              Director                                           October 29, 1996
------------------------------------
     Sheila Crump Johnson

      /s/ Delano E. Lewis                  Director                                           October 29, 1996
------------------------------------
     Delano E. Lewis

     /s/ John C. Malone                    Director                                           October 29, 1996
------------------------------------
     John C. Malone

      /s/ Herbert P. Wilkins, Sr.          Director                                           October 29, 1996
------------------------------------
     Herbert P. Wilkins, Sr.

       Report of Independent Accountants on Financial Statement Schedule
       -----------------------------------------------------------------



To the Board of Directors of BET Holdings, Inc.


Our audits of the consolidated financial statements referred to in our report dated September 20, 1996 appearing on page 41 of the BET Holdings, Inc. 1996 Annual Report (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-
K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP
------------------------------
PRICE WATERHOUSE LLP


Washington, D.C.
September 20, 1996

                                                                     SCHEDULE II


                               BET HOLDINGS, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           (In thousands of dollars)



                                                                Additions
                                              ------------------------------------------------
                               Balance at      Charged to        Charged to                          Balance at
                               beginning        costs and          other                                end
         Description           of period        expenses          accounts          Deductions       of period
         -----------           ---------       ----------        ----------         ----------       ----------
Year ended July 31, 1994
  Allowance for doubtful
   accounts                      $  379           $1,182           $    -             $ 588 (1)        $  973
                                 ======           ======           ======             =====            ======

Year ended July 31, 1995
  Allowance for doubtful
   accounts                      $  973           $1,266           $    -              $876 (1)        $1,363

  Deferred tax asset
   valuation allowance                -                -            3,893 (2)             -             3,893
                                 ------           ------           ------              ----            ------
                                 $  973           $1,266           $3,893              $876            $5,256
Year ended July 31, 1996         ======           ======           ======              ====            ======
   Allowance for doubtful
    accounts                     $1,363           $  599           $    -              $419 (1)        $1,543

   Deferred tax asset
    valuation allowance           3,893                -                -                 -             3,893
                                 ------           ------          -------              ----            ------
                                 $5,256           $  599           $    -              $419            $5,436
                                 ======           ======          =======              ====            ======

----------------------------

(1)  Write-off of uncollectible amounts, net of recoveries.

(2) Represents valuation allowance related to net operating loss carryforwards of Emerge Communications, Inc. (ECI) for income tax reporting purposes established pursuant to the purchase method of accounting in connection with the Company's increased ownership interest in ECI.