Form 10-Q
period 1996-10-31
BET HOLDINGS INC
filed 1996-12-12
CIK 879306

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period                      to
                               --------------------    -------------------

                        COMMISSION FILE NUMBER 1-10880

                              BET HOLDINGS, INC.
                              ------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                           52-1742995
         --------                                           ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                       Identification Number)

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

Yes [X]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                         Shares outstanding at
                                           November 29, 1996
                                         ---------------------
           Class A Common Stock               10,097,605
           Class B Common Stock                1,831,600
           Class C Common Stock                4,820,000

================================================================================

                              BET HOLDINGS, INC.
                                   FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996

                               TABLE OF CONTENTS

                                                                    Page
                                                                    ----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Balance Sheets as of October
          31, 1996 and July 31, 1996...............................   1

        Consolidated Statements of Income for the
          Three Months ended October 31, 1996 and 1995.............   3

        Consolidated Statements of Cash Flows for
          the Three Months ended October 31, 1996 and 1995.........   4

        Notes to Consolidated Financial Statements.................   5

Item 2. Management's Discussion and Analysis of Results of
          Operations and Financial Condition.......................   6

PART II OTHER INFORMATION..........................................  12

BET HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


In thousands of dollars

ASSETS                                            October 31, 1996   July 31, 1996
                                                  ----------------   -------------
CURRENT ASSETS
    Cash and cash equivalents                        $    5,012       $   4,147
    Marketable securities                                   100             100
    Accounts receivable, less allowance for
     doubtful accounts of $1,536 and $1,543              29,976          27,635
     at October 31, 1996 and July 31, 1996,
     respectively
    Inventories                                           3,037           3,060
    Prepaid expenses and other assets                     5,738           6,363
    Current portion of programming rights, net            2,943           2,972
    Deferred tax benefit                                  2,184           1,775
                                                  ----------------   -------------
TOTAL CURRENT ASSETS                                     48,990          46,052
                                                  ================   =============
PROPERTY AND EQUIPMENT
    Land                                                  1,884           1,884
    Buildings and leasehold improvements                 32,438          32,386
    Broadcasting and other equipment                     28,452          27,844
    Satellite transponders                               32,782          32,782
    Construction in progress                              6,952           5,032
                                                  ----------------   -------------
    Total                                               102,508          99,928
    Less:  Accumulated depreciation                     (24,856)        (23,146)
                                                  ----------------   -------------
PROPERTY AND EQUIPMENT, NET                              77,652          76,782
                                                  ================   =============
Notes receivable                                          9,943           7,235
Investments in and advances to                            2,969           3,147
unconsolidated affiliates
Programming rights, less current portion                    976           1,077
Goodwill and other intangibles, net                      13,343          13,669
Other assets                                              2,800           2,769
                                                  ----------------   -------------
TOTAL ASSETS                                         $  156,673       $ 150,731
                                                  ================   =============

The accompanying notes are an integral part of these financial statements.

BET HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)



In thousands of dollars

LIABILITIES AND SHAREHOLDERS' EQUITY               October 31, 1996   July 31, 1996
                                                   ----------------   -------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                $   10,207       $   6,857
   Current portion of programming rights payable             4,250           4,155
   Deferred revenue                                          3,297           3,231
   Accrued compensation                                      4,070           5,318
   Current maturities of long-term debt                      2,158           2,067
                                                   ----------------   -------------
TOTAL CURRENT LIABILITIES                                   23,982          21,628
                                                   ================   =============
Long term debt, less current maturities                     56,710          58,493
Programming rights payable, less current portion                 -             308
Deferred income taxes                                        2,828           2,504
Other liabilities                                              920           1,049
                                                   ----------------   -------------
TOTAL LIABILITIES                                           84,440          83,982
                                                   ================   =============
SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value,
 15,000,000 shares authorized, no
 shares issued or outstanding                                    -               -

Common stock; $.02 par value:
   Class A; 50,000,000 shares authorized,
   12,820,805 and 12,805,605 shares
   issued and 10,097,605 and 10,115,805
   shares outstanding at October 31, 1996
   and July 31, 1996, respectively                             257             257

   Class B; 15,000,000 shares authorized,
   3,349,900 shares issued, 1,831,600
   shares outstanding                                           67              67

   Class C; 15,000,000 shares authorized,
   4,820,000 shares issued and outstanding                      96              96

Additional paid-in capital                                  45,481          45,156
Retained earnings                                          104,312          98,207
Cost of 2,723,200 Class A and 1,518,300
 Class B common shares held in treasury
 at October 31, 1996 and 2,689,800
 Class A and 1,518,300 Class B common
 shares held in treasury at July 31,
 1996                                                      (77,980)        (77,034)
                                                   ----------------   -------------
TOTAL SHAREHOLDERS' EQUITY                                  72,233          66,749
                                                   ================   =============
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $  156,673       $ 150,731
                                                   ================   =============

The accompanying notes are an integral part of these financial statements.

BET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)


In thousands, except per share amounts

Three Months Ended October 31,               1996        1995
                                          ---------   ---------
OPERATING REVENUES
Advertising                               $  19,662   $  16,668
Subscriber                                   15,954      14,547
Other                                           458       1,535
                                          ---------   ---------
TOTAL OPERATING REVENUES                     36,074      32,750
                                          =========   =========
OPERATING EXPENSES
Production and programming                   11,237      10,248
Marketing                                     6,121       5,216
General and administrative                    5,113       4,266
Depreciation and amortization of
 intangibles                                  2,034       1,963
                                          ---------   ---------
TOTAL OPERATING EXPENSES                     24,505      21,693
                                          =========   =========
INCOME FROM OPERATIONS                       11,569      11,057
                                          =========   =========
NONOPERATING INCOME (EXPENSE)
Interest income                                 331         300
Interest expense                             (1,011)       (912)
Other, net                                     (502)       (464)
                                          =========   =========
INCOME BEFORE INCOME TAXES                   10,387       9,981
Provision for income taxes                   (4,282)     (4,231)
                                          ---------   ---------
NET INCOME                                $   6,105   $   5,750
                                          =========   =========
NET INCOME PER COMMON SHARE               $     .35   $     .29
                                          =========   =========
WEIGHTED AVERAGE SHARES OUTSTANDING          17,525      19,716
                                          =========   =========


The accompanying notes are an integral part of these financial statements.

BET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


In thousands of dollars

Three Months Ended October 31,                             1996       1995
                                                         --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $  6,105   $  5,750
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization of other intangibles      2,034      1,963
    Amortization of programming rights                        795        723
    Equity in losses of unconsolidated affiliates             371        524
    Loss on disposition of property and equipment               -         63
    Deferred income taxes                                     (85)     1,014
    Income tax benefit from exercise
     of common stock options                                   55          -
    Increase in accounts receivable                        (2,341)    (3,819)
    Decrease in other current assets                          648        775
    Increase in deferred revenue                               66        129
    Increase in other liabilities                           1,760        941
                                                         --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   9,408      8,063
                                                         ========   ========
CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of marketable securities, net                        -     (9,252)
Capital expenditures                                       (2,581)      (471)
Acquisition of programming rights                            (665)    (3,925)
Additions to notes receivable                              (3,208)         -
Collection of notes receivable                                500          2
Investment in and advances to
 unconsolidated affiliates                                   (193)      (451)
Increase in other assets                                      (28)      (104)
                                                         --------   --------
NET CASH USED IN INVESTING ACTIVITIES                      (6,175)   (14,203)
                                                         ========   ========
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt                       (5,192)      (573)
Borrowings                                                  3,500          -
Proceeds from issuance of common stock                        270          -
Repurchase of common stock                                   (946)         -
                                                         --------   --------
NET CASH USED IN FINANCING ACTIVITIES                      (2,368)      (573)
                                                         ========   ========
Net increase (decrease) in cash and
 cash equivalents                                             865     (6,713)
Cash and cash equivalents, beginning of period              4,147     13,984
                                                         --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  5,012   $  7,271
                                                         ========   ========

The accompanying notes are an integral part of these financial statements.

BET HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended July 31, 1996. The results of operations for the three months ended October 31, 1996 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending July 31, 1997.


NOTE 2:  CAPITAL STOCK

During the three months ended October 31, 1996, the Company repurchased 33,400 shares of its outstanding Class A common stock at an aggregate cost of $.9 million.

BET HOLDINGS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

GENERAL

BET Holdings, Inc. (the "Company") operates predominantly in the cable television programming industry. Its cable television programming operations are conducted through Black Entertainment Television ("BET"), BET on Jazz: The Cable Jazz Channel ("BET on Jazz") and Action Pay-Per-View ("Action"). Both BET and BET on Jazz are basic cable networks with revenues derived primarily from sales of advertising time and monthly subscribership fees. Action provides programming on a pay-per-view basis. Ancillary businesses established to leverage and expand the BET brand name include the sale of consumer products, including the Color Code line of skin care products, by the Company's BET Direct subsidiary and publication of Emerge magazine. Additionally, the Company has equity ownership interests in certain affiliated companies, which are accounted for under the equity method, including a joint venture with the New York Daily News, which publishes BET Weekend, a Sunday newspaper supplement, and BET Film Productions and BET Pictures, joint ventures which produce low-budget feature length motion pictures. Prior to September 30, 1996, the Company published Young Sisters and Brothers (YSB) magazine.

CONSOLIDATED RESULTS OF OPERATIONS

The Company's consolidated results of operations  were as follows (unaudited):

In thousands of dollars, except per
 share amounts
--------------------------------------------------------------
Three months ended October  31,             1996       1995
--------------------------------------------------------------
Operating revenues                        $36,074    $32,750
--------------------------------------------------------------
Income from operations                     11,569     11,057
--------------------------------------------------------------
Income before income taxes                 10,387      9,981
--------------------------------------------------------------
Net income                                $ 6,105    $ 5,750
--------------------------------------------------------------

Net income per common share               $   .35    $   .29
--------------------------------------------------------------

Weighted average shares outstanding        17,525     19,716
--------------------------------------------------------------


Operating and net income margins reported for the quarter ended October 31, 1996 decreased as compared to the prior year primarily due to operating losses incurred by BET on Jazz, which was launched in January 1996, and losses resulting from BET Direct's May 1996 retail launch of the Color Code line of skin care products.

OPERATING RESULTS BY BUSINESS UNIT

Summarized results of operations by each of the Company's significant business units were as follows (unaudited):

In thousands of dollars
------------------------------------------------------
Three months ended October 31,       1996       1995
------------------------------------------------------
OPERATING REVENUES
------------------------------------------------------
BET                               $  32,387   $ 29,225
------------------------------------------------------
Action                                2,262      1,940
------------------------------------------------------
BET on Jazz                              87         -
------------------------------------------------------
BET Direct                              380        415
------------------------------------------------------
Emerge Magazine                         797        691
------------------------------------------------------
Other                                   161        479
======================================================
TOTAL                             $  36,074   $ 32,750
======================================================
INCOME (LOSS) FROM OPERATIONS
------------------------------------------------------
BET                               $  15,037   $ 11,992
------------------------------------------------------
Action                                   (4)      (131)
------------------------------------------------------
BET on Jazz                          (1,506)        -
------------------------------------------------------
BET Direct                             (993)         9
------------------------------------------------------
Emerge Magazine                        (295)      (286)
------------------------------------------------------
Other                                  (670)      (527)
======================================================
TOTAL                             $  11,569   $ 11,057
======================================================


Income (loss) from operations presented in the preceding table does not reflect the allocation of certain overhead and administrative costs incurred by BET which relate to all of the Company's business units.

OPERATING REVENUE

Components of consolidated operating revenue were as follows (unaudited):

In thousands of dollars
--------------------------------------------------------------
Three months ended October 31,              1996       1995
--------------------------------------------------------------
BET
--------------------------------------------------------------
Advertising                               $  18,952  $  15,965
--------------------------------------------------------------
Subscriber                                   13,389     12,174
--------------------------------------------------------------
Other                                            46      1,086
==============================================================
TOTAL BET                                    3,2387     29,225
==============================================================
OTHER BUSINESS UNITS
--------------------------------------------------------------
Advertising                                     710        703
--------------------------------------------------------------
Subscriber                                    2,565      2,373
--------------------------------------------------------------
Other                                           412        449
==============================================================
TOTAL OTHER BUSINESS UNITS                    3,687      3,525
==============================================================
TOTAL CONSOLIDATED OPERATING REVENUE      $  36,074  $  32,750
==============================================================

BET

     Advertising Revenue

Components of BET's advertising revenue were as follows (unaudited):


In thousands of dollars
--------------------------------------------------------------
Three months ended October 31,                 1996       1995
--------------------------------------------------------------
National Spot                             $  12,408  $  10,488
--------------------------------------------------------------
Infomercial                                   5,611      4,306
--------------------------------------------------------------
Direct Response                                 933      1,171
==============================================================
TOTAL                                     $  18,952  $  15,965
==============================================================


BET's national spot advertising revenues increased 18%, to $12.4 million, during the quarter ended October 31, 1996 as compared to the prior year comparable period. This increase resulted from rate increases, increased viewership and an increase in the amount of broadcast time devoted to more profitable spot advertising (which was primarily made available by a corresponding reduction in the amount of broadcast time devoted to direct response advertising).

BET's infomercial advertising revenues increased 30%, to $5.6 million, during the quarter ended October 31, 1996 as compared to the prior year comparable period. This increase was primarily attributable to a scheduled contractual 22% increase in the rate charged to the largest purchaser of infomercial advertising time on BET. The Company's long-term contract with its largest purchaser of infomercial advertising provides for rate increases of 10% in fiscal years 1998 and 1999.

BET's direct response advertising revenues decreased 20%, to $.9 million, during the quarter ended October 31, 1996 as compared to the prior year comparable period. This decline was primarily due to a reduction in broadcast time made available for direct response advertising in favor of more profitable national spot and infomercial advertising, which was partially offset by increases in rates charged to direct response advertisers.

  Subscriber Revenue

BET's subscriber revenues increased 10%, to $13.4 million, during the quarter ended October 31, 1996 as compared to the prior year comparable period. This increase was due to continuing increases in BET's subscriber base. The monthly subscriber fee was 11c in calendar year 1995 and remains at 11c for calendar year 1996. The monthly subscriber fee will increase to 12c for calendar year 1997. For the quarter ended October 31, 1996, BET Cable Network's subscriber base increased by 1 million subscribers to 42.4 million subscribers, as compared to July 31, 1996. The average number of subscribers reported to BET by its affiliates for the quarter ended October 31, 1996 increased 9% to 41.9 million, as compared to the quarter ended October 31, 1995.

  Other Revenue

BET's other operating revenue decreased substantially during the quarter ended October 31, 1996 as compared to the prior year comparable period primarily due to the loss of revenues related to the lease of excess transponder capacity prior to the launch of BET on Jazz. Reduced studio rental income and reduced revenues related to syndication of originally produced programming also contributed to the decrease in other operating revenues.

Other Business Units

  Advertising Revenue

Advertising revenue earned by the Company's other business units for the quarter ended October 31, 1996 was essentially flat as compared to the prior year comparable period, reflecting a drop in revenues resulting from the discontinuance of YSB in September 1996 offset by increased advertising revenues earned by Emerge and $.1 million of advertising revenue earned by BET on Jazz.

  Subscriber Revenue

Subscriber revenue earned by the Company's other business units increased 11%, to $2.6 million, for the quarter ended October 31, 1996 as compared to the prior year comparable period, reflecting a 17% increase in subscriber revenue reported by Action, offset by a decrease in subscriber revenue related to the discontinuance of YSB.

At October 31, 1996, Action was available to approximately 9 million addressable homes, representing a 23% increase as compared to October 31, 1995. Monthly subscriber revenues resulted from a monthly "buy rate" of approximately 4.7% for the quarter ended October 31, 1996 as compared to a "buy rate" of 4.8% for the prior year comparable period.

BET on Jazz did not earn any subscriber revenue for the quarter ended October 31, 1996, reflecting the economics of launching a new programming service in a highly competitive environment. While BET on Jazz's rate card provides for a monthly per subscriber fee of 5c, BET on Jazz's affiliation agreements provide for a free carriage period of up to two years. Accordingly, BET on Jazz is not expected to earn significant subscriber revenue in the near future.

OPERATING EXPENSES

Components of consolidated operating expenses were as follows (unaudited):

In thousands of dollars
------------------------------------------------------------
Three months ended October 31,            1996       1995
------------------------------------------------------------
BET
------------------------------------------------------------
Production and Programming              $   7,693  $   7,841
------------------------------------------------------------
Marketing                                   4,468      4,326
------------------------------------------------------------
General and Administrative                  4,009      3,699
------------------------------------------------------------
Other                                       1,180      1,367
============================================================
TOTAL BET                                  17,350     17,233
============================================================
OTHER BUSINESS UNITS
------------------------------------------------------------
Production and Programming                  3,544      2,407
------------------------------------------------------------
Marketing                                   1,653        890
------------------------------------------------------------
General and Administrative                  1,104        567
------------------------------------------------------------
Other                                         854        596
============================================================
TOTAL OTHER BUSINESS UNITS                  7,155      4,460
============================================================
TOTAL CONSOLIDATED OPERATING EXPENSE    $  24,505  $  21,693
============================================================

BET

  Production and Programming

BET's production and programming expenses for the quarter ended October 31, 1996 were essentially flat as compared to the prior year comparable period, primarily due to a reduction in special event programming, which typically is more expensive than regularly scheduled programming broadcast by BET. Additionally, a reduction in the amount of programming produced by BET for syndication helped keep programming costs flat.

  Marketing

BET's marketing expenses for the quarter ended October 31, 1996 were essentially flat as compared to the prior year comparable period primarily due to personnel levels remaining constant and the absence of major new marketing campaigns.

  General and Administrative

General and administrative expenses increased 8% during the quarter ended October 31, 1996 as compared to the prior year comparable period, primarily due to business development related costs.

Other Business Units

Total operating expenses incurred by the Company's other business units during the quarter ended October 31, 1996 increased 60%, to $7.2 million, as compared to the prior year comparable period. This increase primarily resulted from programming and marketing expenses incurred by BET on Jazz, which was launched in January 1996, and marketing costs incurred by BET Direct related to promotion of the Color Code line of skin care products, which was launched in May 1996.

  Production and Programming

Production and programming costs incurred by the Company's other business units increased 47%, to $3.5 million, during the quarter ended October 31, 1996 as compared to the prior year comparable period. This increase was primarily due to programming costs incurred by BET on Jazz.

  Marketing

Marketing costs incurred by the Company's other business units increased 86%, to $1.7 million, during the quarter ended October 31, 1996 as compared to the prior year comparable period . This increase was primarily due to marketing costs related to BET Direct's launch of the Color Code product line and marketing costs incurred by BET on Jazz.

  General and Administrative

General and administrative costs incurred by the Company's other business units increased 95%, to $1.1 million, during the quarter ended October 31, 1996 as compared to the prior year comparable period, primarily due to costs incurred by BET Direct and BET on Jazz.

NONOPERATING EXPENSES

Net nonoperating expenses for the quarter ended October 31, 1996 increased slightly as compared to the prior year comparable period, primarily due to increased interest expense resulting from increased borrowings related to the repurchase of a significant amount of the Company's common stock in December 1995.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of working capital is internally generated cash flow from operations. As reported in its consolidated statements of cash flow, the Company generated net cash from operating activities of $9.4 million and $8.1 million during the quarter ended October 31, 1996 and 1995, respectively. At October 31, 1996, the Company's cash and temporary investments aggregated $5.1 million and the Company had an excess of current assets over current liabilities of $25 million. At October 31, 1996, $36.5 million was available under the Company's $75 million revolving credit facility.

During the quarter ended October 31, 1996, the Company provided significant operational funding to BET on Jazz and BET Direct. This level of funding is expected to continue until the viability of BET on Jazz and the Color Code line of skin care products is attained, which is not expected within the Company's 1997 fiscal year ending July 31, 1997.

During September 1996, the Company and Encore Media Corporation announced that they would jointly launch BET Movies/Starz!3, a Black-oriented pay movie channel devoted to showcasing Black film artists. The Company currently estimates that it will be required to provide BET Movies/Starz!3, which will be launched in February 1997, with operational funding of up to $24 million through the end of calendar year 1998.

As part of its ongoing strategic plan, the Company plans to continue to invest significant amounts of capital in compatible media and other businesses reaching the Black consumer marketplace. In this regard, the Company is currently committed to funding a prototype entertainment themed restaurant targeted to Black patrons and is considering pursuing other investment opportunities in the restaurant and entertainment industry.

The Company expects that cash flow from BET's operations, as supplemented by additional credit facilities, if necessary, will be sufficient to fund its operations, debt service and capital expenditures for the foreseeable future.

CAPITAL STOCK

During the three months ended October 31, 1996, the Company repurchased 33,400 shares of its outstanding Class A common stock at an aggregate cost of $.9 million.

PART II:  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
 Number            Description
-------            -----------
   27              Financial Data Schedule


(b) Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended October 31, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BET Holdings, Inc.
                                             ------------------
                                             (Registrant)


     Date:  December 12, 1996                 /s/ Debra L. Lee
                                              ------------------------------
                                               Debra L. Lee, President and
                                                 Chief Operating Officer


     Date:  December 12, 1996                  /s/ William T. Gordon
                                               -----------------------------
                                               William T. Gordon, III,
                                                 Executive Vice President,
                                                 Finance; Chief Financial
                                                 Officer and Treasurer
                                                 (Chief Accounting Officer)