Form 10-Q
period 1997-01-31
BET HOLDINGS INC
filed 1997-03-17
CIK 879306

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ----------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended January 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period____________________to______________________

                        Commission File Number 1-10880

                              BET HOLDINGS, INC.
                              ------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                         52-1742995
       --------                                         ----------
(State or other jurisidiction            (I.R.S. Employer Identification Number)
of incorporation or organization)

                                 One BET Plaza
               1900 W Place, N.E., Washington, D.C.  20018-1211
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

Yes  [X]    No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                              Shares outstanding at
                                                  March  10, 1997
                                                  ---------------

        Class A Common Stock                         9,987,255
        Class B Common Stock                         1,831,600
        Class C Common Stock                         4,820,000

                              BET HOLDINGS, INC.
--------------------------------------------------------------------------------
                                   FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION


Item 1. Financial Statements:

        Consolidated Balance Sheets as of January 31, 1997
          and July 31, 1996...............................................   1

        Consolidated Statements of Income for the Three
          and Six Months ended January 31, 1997 and 1996..................   3

        Consolidated Statements of Cash Flows for the
          Six Months ended January 31, 1997 and 1996......................   4


        Notes to Consolidated Financial Statements........................   5


Item 2. Management's Discussion and Analysis of Results of Operations and
          Financial Condition.............................................   6

PART II OTHER INFORMATION.................................................  12

BET HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)



In thousands of dollars
-----------------------
ASSETS                                     January 31, 1997      July 31, 1996
                                           ----------------      -------------
CURRENT ASSETS
   Cash and cash equivalents                    $5,952             $4,147
   Marketable securities                           100                100
   Accounts receivable, less allowance
   for doubtful accounts of $1,552 and
   $1,543 at January 31, 1997 and
   July 31, 1996, respectively                  30,871             27,635
   Inventories                                   3,238              3,060
   Prepaid expenses and other assets             6,881              6,363
   Current portion of programming rights, net    2,684              2,972
   Deferred tax benefit                          2,941              1,775
                                              --------           --------
TOTAL CURRENT ASSETS                            52,667             46,052
                                              ========           ========
PROPERTY AND EQUIPMENT
   Land                                          1,884              1,884
   Buildings and leasehold improvements         36,842             32,386
   Broadcasting and other equipment             31,770             27,844
   Satellite transponders                       32,782             32,782
   Construction in progress                      5,199              5,032
                                              --------           --------
   Total                                       108,477             99,928
   Less:  Accumulated depreciation             (26,574)           (23,146)
                                              --------           --------
PROPERTY AND EQUIPMENT, NET                     81,903             76,782
                                              ========           ========
Notes receivable                                11,105              7,235
Investments in and advances to
 unconsolidated affiliates                       2,844              3,147
Programming rights, less current
 portion                                           928              1,077

Goodwill and other intangibles, net             10,002             13,669
Other assets                                     7,559              2,769
                                              --------           --------
                                              $167,008           $150,731
TOTAL ASSETS                                  ========           ========

The accompanying notes are an integral part of these financial statements.

BET HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS  (Unaudited)



In thousands of dollars

LIABILITIES AND SHAREHOLDERS'
 EQUITY                                       January 31, 1997             July 31, 1996
                                              ----------------             -------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                $5,979                    $6,857
   Current portion of programming rights payable         3,780                     4,155
   Deferred revenue                                      3,164                     3,231
   Accrued compensation                                  3,877                     5,318
   Current maturities of long-term debt                  2,622                     2,067
                                                      --------                  --------
TOTAL CURRENT LIABILITIES                               19,422                    21,628
                                                      ========                  ========

Long term debt, less current maturities                 67,624                    58,493
Programming rights payable, less current portion             -                       308
Deferred income taxes                                    3,186                     2,504
Other liabilities                                          482                     1,049
                                                      --------                  --------
TOTAL LIABILITIES                                       90,714                    83,982
                                                      ========                  ========

SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value,
15,000,000 shares authorized, no
shares issued or outstanding                                 -                         -

Common stock; $.02 par value:

   Class A; 50,000,000 shares authorized,
   12,826,005 and 12,805,605 shares issued
   and 10,004,405 and 10,115,805 shares
   outstanding at January 31, 1997 and
   July 31, 1996, respectively                             257                       257

   Class B; 15,000,000 shares authorized,
   3,349,900 shares issued, 1,831,600
   shares outstanding                                       67                        67

   Class C; 15,000,000 shares authorized,
   4,820,000 shares issued and outstanding                  96                        96

Additional paid-in capital                              45,598                    45,156

Retained earnings                                      110,906                    98,207

Cost of 2,821,600 Class A and 1,518,300
Class B common shares held in treasury
at January 31, 1997 and 2,689,800
Class A and 1,518,300 Class B common
shares held in treasury at
July 31, 1996                                          (80,630)                  (77,034)
                                                      --------                  --------
TOTAL SHAREHOLDERS' EQUITY                              76,294                    66,749
                                                      ========                  ========
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                               $167,008                  $150,731
                                                      ========                  ========

The accompanying notes are an integral part of these financial statements.

BET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)


In thousands, except per share amounts
                                                   Three Months Ended                       Six Months Ended
                                                   ------------------                       ----------------
                                                       January 31,                              January 31,
                                                       ----------                               ----------
                                                  1997            1996                      1997           1996
                                                 -------         -------                   -------        -------
OPERATING REVENUES
Advertising                                      $19,321         $16,942                   $38,983        $33,610
Subscriber                                        16,857          15,380                    32,811         29,927
Other                                                410             606                       868          2,141
                                                 -------         -------                   -------        -------
TOTAL OPERATING REVENUES                          36,588          32,928                    72,662         65,678
                                                 =======         =======                   =======        =======
OPERATING EXPENSES
Production and programming                        11,892          11,190                    23,129         21,438
Marketing                                          5,945           5,539                    12,066         10,755
General and administrative                         5,096           3,350                    10,209          7,616
Depreciation and amortization of intangibles       2,071           1,833                     4,105          3,796
                                                 -------         -------                   -------        -------
TOTAL OPERATING EXPENSES                          25,004          21,912                    49,509         43,605
                                                 =======         =======                   =======        =======
INCOME FROM OPERATIONS                            11,584          11,016                    23,153         22,073
                                                 =======         =======                   =======        =======
NONOPERATING INCOME (EXPENSE)
Interest income                                      357             258                       688            558
Interest expense                                  (1,003)         (1,185)                   (2,014)        (2,097)
Other, net                                          (372)           (279)                     (874)          (743)
                                                 =======         =======                   =======        =======
INCOME BEFORE INCOME TAXES                        10,566           9,810                    20,953         19,791
Provision for income taxes                        (3,972)         (4,031)                   (8,254)        (8,262)
                                                 -------         -------                   -------        -------
NET INCOME                                        $6,594          $5,779                   $12,699        $11,529
                                                 =======         =======                   =======        =======
NET INCOME PER COMMON SHARE                         $.38            $.32                      $.72           $.61
                                                 =======         =======                   =======        =======
WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                     17,524          18,114                    17,523         18,915
                                                 =======         =======                   =======        =======


The accompanying notes are an integral part of these financial statements.

BET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

In thousands of dollars
Six Months Ended January 31,                                                       1997                 1996
                                                                                ---------            ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $ 12,699             $ 11,529
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of other intangibles                           4,105                3,796
      Amortization of programming rights                                           1,689                1,523
      Equity in losses of unconsolidated affiliates                                  866                  682
      Loss on disposition of property and equipment                                    -                  109
      Income tax benefit arising from merger of wholly-owned subsidiaries           (263)                   -
      Deferred income taxes                                                         (204)                 404
      Income tax benefit from exercise of common stock options                        80                    -
      Increase in accounts receivable                                             (3,236)              (5,027)
      Increase in other current assets                                              (696)              (5,084)
      (Decrease) increase in deferred revenue                                        (67)                  73
      (Decrease) increase in other liabilities                                      (489)               1,198
                                                                                --------             --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         14,484                9,203
                                                                                ========             ========
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations, net of cash acquired                                            -                 (512)
Redemption of marketable securities, net                                               -               10,383
Capital expenditures                                                              (8,656)              (5,911)
Acquisition of programming rights                                                 (1,252)              (4,024)
Additions to notes receivable                                                     (4,375)                   -
Collection of notes receivable                                                       505                  252
Investment in and advances to unconsolidated affiliates                             (563)                (494)
Increase in other assets                                                          (4,790)                (506)
                                                                                --------             --------
NET CASH USED IN INVESTING ACTIVITIES                                            (19,131)                (812)
                                                                                ========             ========
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt                                             (11,814)              (5,959)
Borrowings                                                                        21,500               56,000
Proceeds from issuance of common stock                                               362                  732
Repurchase of common stock                                                        (3,596)             (58,934)
                                                                                --------             --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                6,452               (8,161)
                                                                                ========             ========
Net increase in cash and cash equivalents                                          1,805                  230
Cash and cash equivalents, beginning of period                                     4,147               13,984
                                                                                --------             --------
Cash and Cash Equivalents, End of Period                                        $  5,952             $ 14,214
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

These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto contained in the Company's
Form 10-K for the fiscal year ended July 31, 1996. The results of operations for the three and six months ended January 31, 1997 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending July 31, 1997.


Note 2: Capital Stock

During the six months ended January 31, 1997, the Company repurchased 131,800 shares of its outstanding Class A common stock at an aggregate cost of $3.6 million.


Note 3: Income Taxes

Effective December 31, 1996, the Company merged its wholly-owned subsidiary, Emerge Communications, Inc. (ECI), which published Emerge magazine, with another of the Company's wholly-owned subsidiaries. As a result of the merger, the Company realized a $3.4 million benefit for income tax reporting purposes related to utilization of ECI's operating loss carryforwards. For financial reporting purposes, this benefit was credited against $3.1 million of unamortized goodwill related to the Company's acquisition of ECI, with the balance of $.3 million credited to the provision for income taxes.

BET HOLDINGS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

General

BET Holdings, Inc. (the "Company") operates predominantly in the cable television programming industry. Its cable television programming operations are conducted through Black Entertainment Television ("BET"), BET on Jazz: The Cable Jazz Channel ("BET on Jazz") and Action Pay-Per-View ("Action"). Both BET and BET on Jazz are basic cable networks with revenues derived primarily from sales of advertising time and monthly subscribership fees. Action provides programming on a pay-per-view basis. Ancillary businesses established to leverage and expand the BET brand name include the sale of consumer products, including the Color Code line of skin care products, by the Company's BET Direct subsidiary, publication of Emerge magazine and operation of the BET Soundstage restaurant, which opened January 21, 1997. Additionally, the Company has equity ownership interests in certain affiliated companies, which are accounted for under the equity method, including a joint venture with the New York Daily News, which publishes BET Weekend, a Sunday newspaper supplement, and BET Film Productions and BET Pictures, joint ventures which produce low-budget feature length motion pictures. Prior to September 30, 1996, the Company published Young Sisters and Brothers (YSB) magazine.

Consolidated Results of Operations

The Company's consolidated results of operations were as follows (unaudited):



In thousands of dollars, except per share amounts
-------------------------------------------------------------------------------------------------
                                  Three Months Ended January 31,     Six Months Ended January 31,
                                          1997        1996                1997          1996
                                          ----        ----                ----          ----
-------------------------------------------------------------------------------------------------
Operating revenues                      $36,588      $32,928             $72,662       $65,678
-------------------------------------------------------------------------------------------------
Income from operations                   11,584       11,016              23,153        22,073
-------------------------------------------------------------------------------------------------
Income before income taxes               10,566        9,810              20,953        19,791
-------------------------------------------------------------------------------------------------
Net income                               $6,594       $5,779             $12,699       $11,529
-------------------------------------------------------------------------------------------------



Net income per common share                $.38         $.32                $.72          $.61
-------------------------------------------------------------------------------------------------



Weighted average shares outstanding      17,524       18,114              17,523        18,915
-------------------------------------------------------------------------------------------------


Operating and net income margins reported for the quarter and six months ended January 31, 1997 decreased as compared to the prior year primarily due to operating losses incurred by BET on Jazz, which was launched in January 1996, and losses resulting from BET Direct's May 1996 retail launch of the Color Code line of skin care products.

Operating Results by Business Unit

Summarized results of operations by each of the Company's significant business units were as follows (unaudited):



In thousands of dollars
---------------------------------------------------------------------------------------------------
                                      Three Months Ended January 31,   Six Months Ended January 31,
                                       1997               1996            1997            1996
                                       ----               ----            ----            ----
---------------------------------------------------------------------------------------------------
Operating Revenues

---------------------------------------------------------------------------------------------------
BET                                   $32,706           $29,061          $65,093         $58,286
---------------------------------------------------------------------------------------------------
Action                                  2,474             1,992            4,736           3,932
---------------------------------------------------------------------------------------------------
BET on Jazz                               205                 4              292               4
---------------------------------------------------------------------------------------------------
BET Direct                                178               350              558             765
---------------------------------------------------------------------------------------------------
Emerge Magazine                           862               727            1,659           1,418
---------------------------------------------------------------------------------------------------
Other                                     163               794              324           1,273
---------------------------------------------------------------------------------------------------
Total                                 $36,588           $32,928          $72,662         $65,678
---------------------------------------------------------------------------------------------------
Income (Loss) from Operations
---------------------------------------------------------------------------------------------------
BET                                   $15,124           $12,813          $30,161         $24,805
---------------------------------------------------------------------------------------------------
Action                                   (116)             (282)            (120)           (413)
---------------------------------------------------------------------------------------------------
BET on Jazz                            (1,851)             (458)          (3,357)           (458)
---------------------------------------------------------------------------------------------------
BET Direct                               (897)              (71)          (1,890)            (62)
---------------------------------------------------------------------------------------------------
Emerge Magazine                          (593)             (435)            (888)           (721)
---------------------------------------------------------------------------------------------------
Other                                     (83)             (551)            (753)         (1,078)
---------------------------------------------------------------------------------------------------
Total                                 $11,584           $11,016          $23,153         $22,073
---------------------------------------------------------------------------------------------------

Income (loss) from operations presented in the preceding table does not reflect the allocation of certain overhead and administrative costs incurred by BET which relate to all of the Company's business units.

Operating Revenue

Components of consolidated operating revenue were as follows (unaudited):


In thousands of dollars
--------------------------------------------------------------------------------------------------
                                Three Months Ended January 31,     Six Months Ended January 31,
                                  1997             1996               1997             1996
                                  ----             ----               ----             ----
--------------------------------------------------------------------------------------------------
BET
--------------------------------------------------------------------------------------------------
Advertising                       $18,713           $16,018          $37,665          $31,983
--------------------------------------------------------------------------------------------------
Subscriber                         13,932            12,788           27,321           24,962
--------------------------------------------------------------------------------------------------
Other                                  61               255              107            1,341
--------------------------------------------------------------------------------------------------
Total BET                          32,706            29,061           65,093           58,286
--------------------------------------------------------------------------------------------------
Other Business Units
--------------------------------------------------------------------------------------------------
Advertising                           608               924            1,318            1,627
--------------------------------------------------------------------------------------------------
Subscriber                          2,925             2,592            5,490            4,965
--------------------------------------------------------------------------------------------------
Other                                 349               351              761              800
--------------------------------------------------------------------------------------------------
Total Other Business Units          3,882             3,867            7,569            7,392
--------------------------------------------------------------------------------------------------
Total Consolidated Operating
Revenue                           $36,588           $32,928          $72,662           $65,678
--------------------------------------------------------------------------------------------------

BET

           Advertising Revenue

Components of BET's advertising revenue were as follows (unaudited):


In thousands of dollars
---------------------------------------------------------------------------------------------------------

                                        Three Months Ended January 31,      Six Months Ended January 31,
                                            1997              1996            1997               1996
                                            ----              ----            ----               ----
---------------------------------------------------------------------------------------------------------
National Spot                             $11,338           $10,535          $23,746           $21,023
---------------------------------------------------------------------------------------------------------
Infomercial                                 5,325             4,326           10,936             8,632
---------------------------------------------------------------------------------------------------------
Direct Response                             2,050             1,156            2,983             2,327
---------------------------------------------------------------------------------------------------------
Total                                     $18,713           $16,017          $37,665           $31,982
----------------------------------------------------------------------------------------------------------

BET's national spot advertising revenue increased 8%, to $11.3 million, and 13%, to $23.8 million, during the quarter and six months ended January 31, 1997, respectively, as compared to the prior year comparable periods. Increased revenues primarily resulted from rate increases related, in part, to the size of BET's viewing audience. Although national spot advertising revenues increased during the quarter ended January 31, 1997 as compared to the prior year, the Company believes that the extent of the increases was limited by a general softness in the demand for national advertising in general during January 1997. The Company does not expect the softness in the demand for its advertising time experienced in January 1997 to continue into the third quarter of its 1997 fiscal year.

BET's infomercial advertising revenues increased 23%, to $5.3 million, and 27%, to $10.9 million, during the quarter and six months ended January 31, 1997 as compared to the prior year comparable period. This increase was primarily attributable to a scheduled contractual 22% increase in the rate charged to the largest purchaser of infomercial advertising time on BET. The Company's long-term contract with its largest purchaser of infomercial advertising provides for rate increases of 10% for fiscal years 1998 and 1999.

BET's direct response advertising revenues increased 77%, to $2.1 million, and 28% to $3 million, during the quarter and six months ended January 31, 1997 as compared to the prior year comparable periods. Increased revenue for the quarter ended January 31, 1997 resulted, in part, from the availability of additional inventory, as compared to the prior year, which was made available by a decline in the level of broadcast time devoted to national spot advertising during January 1997 as compared to the prior year comparable period.

            Subscriber Revenue

BET's subscriber revenues increased 9%, to $13.9 million, and 9%, to $27.3 million, for the quarter and six months ended January 31, 1997, respectively. These increases primarily resulted from an increase in BET's subscriber base and, to a lesser degree, a scheduled $.01 increase in BET's monthly subscriber fee implemented in January 1997. BET's monthly subscriber fee was $.11 in calendar years 1995 and 1996 and is $.12 in 1997.

At January 31, 1997, BET's subscriber base was 43.9 million as compared to 42.4 million at October 31, 1996 and 41.4 million at July 31, 1996. The average number of subscribers reported to BET by its affiliates for the quarter and six months ended January 31, 1996 approximated 43.1 million and 42.5 million, respectively, representing increases of 9% and 9% respectively, as compared to prior year comparable periods.

            Other Revenue

BET's other operating revenue decreased substantially during the quarter and six months ended January 31, 1997 as compared to the prior year comparable periods primarily due to the discontinuance of revenues related to the lease of excess transponder capacity prior to the launch of BET on Jazz. Reduced studio rental income and reduced revenues related to syndication of originally produced programming also contributed to the decrease in other operating revenues.

Other Business Units

           Advertising Revenue

Advertising revenue earned by the Company's other business units for the quarter and six months ended January 31, 1997 decreased 34%, to $.6 million, and 19%, to $1.3 million, respectively, as compared to the prior year comparable periods, reflecting a drop in revenues resulting from the discontinuance of YSB in September 1996 offset by increased advertising revenue earned by Emerge and advertising revenue earned by BET on Jazz.

           Subscriber Revenue

Subscriber revenue earned by the Company's other business units for the quarter and six months ended January 31, 1997 increased 13%, to $2.9 million, and 11%, to $5.5 million, respectively, as compared to the prior year comparable periods. These increases primarily resulted from subscriber revenue increases of 24% and 20% reported by Action during the quarter and six months ended January 31, 1997, respectively, partially offset by a reduction in subscriber revenue related to the discontinuance of YSB.

At January 31, 1997, Action was available to approximately 9 million addressable homes, representing a 21% increase as compared to January 31, 1996. Monthly subscriber revenues resulted from a monthly "buy rate" of approximately 4.5% for the six months ended January 31, 1997 as compared to a "buy rate" of 4.9% for the prior year comparable period.

At January 31, 1997, the first anniversary of its launch, BET on Jazz was available to approximately 1.8 million domestic and international subscribers. BET on Jazz earned $.1 million of international subscriber revenue and did not earn any domestic subscriber revenue for the six months ended January 31, 1997, reflecting the economics of launching a new programming service in a highly competitive environment. BET on Jazz's domestic rate card provides for a monthly per subscriber fee of $.05, and its international rate card ranges from $.06 to $.15. However, BET on Jazz's affiliation agreements provide for a free carriage period generally through December 1997. Accordingly, BET on Jazz is not expected to earn significant subscriber revenue until calendar year 1998.

Operating Expenses

Components of consolidated operating expenses were as follows (unaudited):


In thousands of dollars
-------------------------------------------------------------------------------------------------------------
                                             Three Months Ended January 31,      Six Months Ended January 31,
                                             1997                  1996           1997                  1996
                                             ----                  ----           ----                  ----
-------------------------------------------------------------------------------------------------------------
BET
-------------------------------------------------------------------------------------------------------------
Production and Programming                      $7,880            $8,181          $15,573           $16,022
-------------------------------------------------------------------------------------------------------------
Marketing                                        4,233             3,983            8,701             8,309
-------------------------------------------------------------------------------------------------------------
General and Administrative                       4,242             2,886            8,251             6,585
-------------------------------------------------------------------------------------------------------------
Depreciation and Amortization                    1,227             1,198            2,407             2,565
-------------------------------------------------------------------------------------------------------------
Total BET                                       17,582            16,248           34,932            34,932
-------------------------------------------------------------------------------------------------------------
Other Business Units
-------------------------------------------------------------------------------------------------------------
Production and Programming                       4,012             3,009            7,556             5,416
-------------------------------------------------------------------------------------------------------------
Marketing                                        1,712             1,556            3,365             2,446
-------------------------------------------------------------------------------------------------------------
General and Administrative                         854               464            1,958             1,031
-------------------------------------------------------------------------------------------------------------
Depreciation and Amortization                      844               635            1,698             1,231
-------------------------------------------------------------------------------------------------------------
Total Other Business Units                       7,422             5,664           14,577            10,124
-------------------------------------------------------------------------------------------------------------
Total Consolidated Operating Expense           $25,004           $21,912          $49,509           $43,605
-------------------------------------------------------------------------------------------------------------

BET

                Production and Programming

BET's production and programming expenses for the quarter and six months ended January 31, 1997 were essentially flat as compared to the prior year comparable periods, primarily due to a reduction in special event programming, which typically is more expensive than regularly scheduled programming broadcast by BET. Additionally, a reduction in the amount of programming produced by BET for syndication helped contain programming costs.

                Marketing

BET's marketing expenses for the quarter and six months ended January 31, 1997 increased 6%, to $4.2 million, and 5%, to $8.7 million, respectively, as compared to the prior year comparable periods, primarily due to revenue-based incentive compensation.

                General and Administrative


General and administrative expenses increased 47%, to $4.2 million, and 25%, to $8.3 million, during the quarter and six months ended January 31, 1997, respectively, as compared to the prior year comparable periods, primarily due to business development related costs, increased executive compensation and increased charitable contributions.

Other Business Units

Total operating expenses incurred by the Company's other business units during the quarter and six months ended January 31, 1997 increased 31%, to $7.4 million, and 44%, to $14.6 million, respectively, as compared to the prior year comparable periods. These increases primarily resulted from programming and marketing expenses incurred by BET on Jazz, which was launched in January 1996, and marketing costs incurred by BET Direct related to promotion of the Color Code line of skin care products, which was launched in May 1996.

                Production and Programming

Production and programming costs incurred by the Company's other business units increased 33%, to $4 million, and 40%, to $7.6 million, during the quarter and six months ended January 31, 1997, respectively, as compared to the prior year comparable periods. These increase were primarily due to programming costs incurred by BET on Jazz.

                Marketing

Marketing costs incurred by the Company's other business units increased 10%, to $1.7 million, and 38%, to $3.4 million, during the quarter and six months ended January 31, 1997, respectively, as compared to the prior year comparable periods. These increases were primarily due to marketing costs related to BET Direct's launch of the Color Code product line and marketing costs incurred by BET on Jazz.

                General and Administrative

General and administrative costs incurred by the Company's other business units increased 84%, to $.9 million, and 90%, to $2 million, during the quarter and six months ended January 31, 1997, respectively, as compared to the prior year comparable periods, primarily due to costs incurred by BET Direct and BET on Jazz.

Nonoperating Expenses

Net nonoperating expenses for the quarter and six months ended January 31, 1997, remained relatively constant as compared to the prior year comparable periods.

Effective December 31, 1996, the Company merged its wholly-owned subsidiary, Emerge Communications, Inc. (ECI), which published Emerge magazine, with another of the Company's wholly-owned subsidiaries. As a result of the merger, the Company realized a $3.4 million benefit for income tax reporting purposed related to utilization of ECI's operating loss carryforwards. For financial reporting purposes, this benefit was credited against $3.1 million of unamortized goodwill related to the Company's acquisition of ECI, with the balance of $.3 million credited to the provision for income taxes. Accordingly, the Company's effective income tax rate for the quarter and six months ended January 31, 1997 decreased as compared to the prior year comparable periods.

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's principal source of working capital is internally generated cash flow from operations. As reported in its consolidated statements of cash flow, the Company generated net cash from operating activities of $14.5 million and $9.2 million during the six months ended January 31, 1997 and 1996, respectively. At January 31, 1997, the Company's cash and temporary investments aggregated $5.9 million and the Company had an excess of current assets over current liabilities of $6.1 million. At January 31, 1997, $23.5 million was available under the Company's $75 million revolving credit facility. During the six months ended January 31, 1997, the Company provided significant operational funding to BET on Jazz and BET Direct. This level of funding is expected to continue until the viability of BET on Jazz and the Color Code line of skin care products is attained, which is not expected within the Company's fiscal year ending July 31, 1997.

During September 1996, the Company and Encore Media Corporation announced that they would jointly launch BET Movies/Starz!3, a Black-oriented pay movie channel devoted to showcasing Black film artists. The Company currently estimates that it will be required to provide BET Movies/Starz!3, which was launched in February 1997, with operational funding of up to $24 million through the end of calendar year 1998.

As part of its ongoing strategic plan, the Company plans to continue to invest significant amounts of capital in compatible media and other businesses reaching the Black consumer marketplace. In this regard, the Company has invested approximately $6.5 million in BET Soundstage, an entertainment-themed restaurant targeted to Black patrons, which opened on January 21, 1997. The Company is considering pursuing other investment opportunities in the restaurant, hotel/ casino and entertainment industries.

The Company expects that cash flow from BET's operations, as supplemented by additional credit facilities, if necessary, will be sufficient to fund its operations, debt service and capital expenditures for the foreseeable future.

Capital Stock

During the six months ended January 31, 1997, the Company repurchased 131,800 shares of its outstanding Class A common stock at an aggregate cost of $3.6 million.

PART II: OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on December 12, 1996. Proxies for the meeting were solicited by the Company pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

The following matters were voted upon by the holders of the Company's Class A common stock:

(a) The re-election of Peter Barton to the Board of Directors by 98.8% of the votes cast at such meeting (10,002,603 for, 0 abstain, 122,602 withheld).

(b) The re-election of Herbert P. Wilkins, Sr. to the Board of Directors by 99% of the votes cast at such meeting (10,022,786 for; 0 abstain; and 102,419 withheld).

At the same meeting, the holders of the Company's Class B and Class C common stock voting together as a class unanimously re-elected Robert L. Johnson, John
C. Malone, Sheila Crump Johnson, Delano E. Lewis and Denzel Washington to the Board of Directors.

At the same meeting, the following matters were voted upon by the holders of the Company's Class A, Class B and Class C common stock voting together as a class:

(a) The approval of the Company's 1997 Employee Stock Purchase Plan, as amended, by 99.9% of the votes cast at such meeting (76,639,474 for; 1,114 abstain; 617 against; and 0 broker non-votes).

(b) The ratification of the appointment by the Board of Directors of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending July 31, 1997 by 99.9% of the votes cast at such meeting (76,640,568 for; 387 abstain; 250 against; and 0 broker non-votes).

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits


Exhibit                          Number Description
                                 ------------------

 27         Financial Data Schedule

(b) A Report on Form 8-K, dated February 1, 1997, was filed with the Commission. It contained information under "Item 5, Other Events" relating to the formation and operation of BET Movies/STARZ!3, LLC, a Delaware limited liability company.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BET Holdings, Inc.
                                      ------------------
                                      (Registrant)



       Date: March 17, 1997           ----------------------------------------
                                      Debra L. Lee, President and Chief
                                      Operating Officer




       Date: March 17, 1997           ----------------------------------------
                                      William T. Gordon, III, Executive Vice
                                      President, Finance; Chief Financial
                                      Officer and Treasurer
                                      (Chief Accounting Officer)