Form 10-Q
period 1997-04-30
BET HOLDINGS INC
filed 1997-06-16
CIK 879306

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended April 30, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period             to

                        COMMISSION FILE NUMBER 1-10880

                               ----------------

                              BET HOLDINGS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

                 DELAWARE                             52-1742995
      (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)           IDENTIFICATION NUMBER)

                                 ONE BET PLAZA
                              1900 W PLACE, N.E.,
                          WASHINGTON, D.C. 20018-1211
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (202) 608-2000
               (REGISTRANT'S PHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  [X]    No  [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                             SHARES OUTSTANDING
                                                              AT JUNE 9, 1997
                                                             ------------------
      Class A Common Stock .................................     10,013,755
      Class B Common Stock .................................      1,831,600
      Class C Common Stock..................................      4,820,000

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               BET HOLDINGS, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I  FINANCIAL INFORMATION

 Item 1. Financial Statements:

         Consolidated Balance Sheets as of April 30, 1997
          and July 31, 1996...............................................    1

         Consolidated Statements of Income for the
          Three and Nine Months ended April 30, 1997 and 1996.............    3

         Consolidated Statements of Cash Flows for the
          Nine Months ended April 30, 1997 and 1996.......................    4

         Notes to Consolidated Financial Statements.......................    5

 Item 2. Management's Discussion and Analysis of Results of
          Operations and Financial Condition..............................    6

 PART II OTHER INFORMATION................................................   13

                               BET HOLDINGS, INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                  APRIL 30, 1997 JULY  31, 1996
IN THOUSANDS OF DOLLARS                           -------------- --------------
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents......................    $  4,228       $  4,147
  Marketable securities..........................         100            100
  Accounts receivable, less allowance for doubt-
   ful accounts of $1,413 and $1,543 at April 30,
   1997 and July 31, 1996, respectively..........      30,355         27,635
  Inventories....................................       2,982          3,060
  Prepaid expenses and other assets..............       7,701          6,363
  Current portion of programming rights, net.....       2,127          2,972
  Deferred tax benefit...........................       3,421          1,775
                                                     --------       --------
      TOTAL CURRENT ASSETS.......................      50,914         46,052
                                                     --------       --------
PROPERTY AND EQUIPMENT
  Land...........................................       1,884          1,884
  Buildings and leasehold improvements...........      38,652         32,386
  Broadcasting and other equipment...............      32,924         27,844
  Satellite transponders.........................      32,782         32,782
  Construction in progress.......................       5,703          5,032
                                                     --------       --------
  Total..........................................     111,945         99,928
  Less: Accumulated depreciation.................     (28,750)       (23,146)
                                                     --------       --------
      PROPERTY AND EQUIPMENT, NET................      83,195         76,782
                                                     --------       --------
  Notes receivable...............................      12,113          7,235
  Investments in and advances to unconsolidated
   affiliates....................................       4,062          3,147
  Programming rights, less current portion.......         621          1,077
  Goodwill and other intangibles, net............       9,801         13,669
  Other assets...................................       6,622          2,769
                                                     --------       --------
      TOTAL ASSETS...............................    $167,328       $150,731
                                                     ========       ========

   The accompanying notes are an integral part of these financial statements.

                               BET HOLDINGS, INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                   APRIL 30, 1997 JULY 31, 1996
                                                   -------------- -------------
IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA

      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses..........     $  8,392      $  6,857
  Current portion of programming rights payable..        3,071         4,155
  Deferred revenue...............................        1,141         3,231
  Accrued compensation...........................        5,208         5,318
  Current maturities of long-term debt...........        2,634         2,067
                                                      --------      --------
    TOTAL CURRENT LIABILITIES....................       20,446        21,628
                                                      --------      --------
Long-term debt, less current maturities..........       60,487        58,493
Programming rights payable, less current
portion..........................................           14           308
Deferred income taxes............................        3,343         2,504
Other liabilities................................          431         1,049
                                                      --------      --------
    TOTAL LIABILITIES............................       84,721        83,982
                                                      --------      --------
SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value, 15,000,000
 shares authorized, no shares issued or
 outstanding.....................................           --            --
Common stock; $.02 par value:
  Class A; 50,000,000 shares authorized,
   12,851,855 and 12,805,605 shares issued and
   10,012,255 and 10,115,805 shares outstanding
   at April 30, 1997 and July 31, 1996,
   respectively..................................          257           257
  Class B; 15,000,000 shares authorized,
   3,349,900 shares issued, 1,831,600 shares
   outstanding...................................           67            67
  Class C; 15,000,000 shares authorized,
   4,820,000 shares issued and outstanding.......           96            96
Additional paid-in capital.......................       46,112        45,156
Retained earnings................................      117,195        98,207
Cost of 2,839,600 Class A and 1,518,300 Class B
 common shares held in treasury at April 30, 1997
 and 2,689,800 Class A and 1,518,300 Class B
 common shares held in treasury at July 31,
 1996............................................      (81,120)      (77,034)
                                                      --------      --------
    TOTAL SHAREHOLDERS' EQUITY...................       82,607        66,749
                                                      --------      --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...     $167,328      $150,731
                                                      ========      ========

   The accompanying notes are an integral part of these financial statements.

                               BET HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                            THREE MONTHS       NINE MONTHS
                                           ENDED APRIL 30,   ENDED APRIL 30,
                                           ----------------  ----------------
                                            1997     1996     1997     1996
                                           -------  -------  -------  -------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
OPERATING REVENUES
Advertising............................... $20,743  $16,003  $59,726  $49,613
Subscriber................................  18,041   15,752   50,852   45,679
Other.....................................   2,125      527    2,993    2,668
                                           -------  -------  -------  -------
TOTAL OPERATING REVENUES..................  40,909   32,282  113,571   97,960
                                           -------  -------  -------  -------
OPERATING EXPENSES
Production and programming................  13,683   11,344   36,812   32,782
Marketing.................................   7,037    5,552   19,103   16,307
General and administrative................   4,923    3,805   15,132   11,421
Depreciation and amortization of
intangibles...............................   2,153    1,891    6,258    5,687
                                           -------  -------  -------  -------
TOTAL OPERATING EXPENSES..................  27,796   22,592   77,305   66,197
                                           -------  -------  -------  -------
INCOME FROM OPERATIONS....................  13,113    9,690   36,266   31,763
                                           -------  -------  -------  -------
NONOPERATING INCOME (EXPENSE)
Interest income...........................     407      485    1,095    1,043
Interest expense..........................  (1,167)    (869)  (3,181)  (2,966)
Other, net................................  (1,870)    (579)  (2,744)  (1,322)
                                           -------  -------  -------  -------
INCOME BEFORE INCOME TAXES................  10,483    8,727   31,436   28,518
Provision for income taxes................  (4,194)  (3,493) (12,448) (11,755)
                                           -------  -------  -------  -------
NET INCOME................................ $ 6,289  $ 5,234  $18,988  $16,763
                                           =======  =======  =======  =======
NET INCOME PER COMMON SHARE............... $   .36  $   .30  $  1.09  $   .89
                                           =======  =======  =======  =======
WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING............  17,455   17,563   17,493   18,782
                                           =======  =======  =======  =======

   The accompanying notes are an integral part of these financial statements.

                               BET HOLDINGS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                               APRIL 30,
                                                           ------------------
                                                             1997      1996
                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income................................................ $ 18,988  $ 16,763
Adjustments to reconcile net income to net cash provided
by operating activities:
  Depreciation and amortization of other intangibles......    6,258     5,687
  Amortization of programming rights......................    2,568     2,428
  Equity in losses of unconsolidated affiliates...........    2,790     1,255
  Loss on disposition of property and equipment...........       --        68
  Income tax benefit arising from merger of wholly-owned
   subsidiaries...........................................     (263)       --
  Deferred income taxes...................................     (527)      442
  Income tax benefit from exercise of common stock op-
   tions..................................................      228        --
  Increase in accounts receivable.........................   (2,720)   (4,729)
  (Increase) decrease in other current assets.............   (1,260)      723
  Decrease in deferred revenue............................   (2,090)     (156)
  Increase in other liabilities...........................    2,509       966
                                                           --------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................   26,481    23,447
                                                           --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations, net of cash acquired...............       --      (512)
Redemption of marketable securities, net..................       --    13,579
Capital expenditures......................................  (10,598)   (9,330)
Acquisition of programming rights.........................   (1,267)   (5,481)
Additions to notes receivable.............................   (5,385)   (5,000)
Collection of notes receivable............................      507       257
Investment in and advances to unconsolidated affiliates...   (3,705)   (1,886)
Increase in other assets..................................   (5,155)     (448)
                                                           --------  --------
NET CASH USED IN INVESTING ACTIVITIES.....................  (25,603)   (8,821)
                                                           --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt......................  (18,939)  (54,030)
Borrowings................................................   21,500    90,000
Proceeds from issuance of common stock....................      728     1,151
Repurchase of common stock................................   (4,086)  (58,934)
                                                           --------  --------
NET CASH USED IN FINANCING ACTIVITIES.....................     (797)  (21,813)
                                                           --------  --------
Net increase (decrease) in cash and cash equivalents......       81    (7,187)
                                                           --------  --------
Cash and cash equivalents, beginning of period............    4,147    13,984
Cash and Cash Equivalents, End of Period.................. $  4,228  $  6,797
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

  These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended July 31, 1996. The results of operations for the three and nine months ended April 30, 1997 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending July 31, 1997.

NOTE 2: CAPITAL STOCK

  During the nine months ended April 30, 1997, the Company repurchased 149,800 shares of its outstanding Class A common stock at an aggregate cost of $4.1 million.

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

NOTE 4: NEW ACCOUNTING STANDARD

  Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
(EPS), is required to be adopted beginning in the Company's fiscal year ending July 31, 1998. The Company anticipates that adoption of this standard will not materially affect the Company's computation of EPS but will require the presentation of additional data.

                               BET HOLDINGS, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

GENERAL

  BET Holdings, Inc. (the "Company") operates predominantly in the cable television programming industry. Its cable television programming operations are conducted through Black Entertainment Television ("BET"), BET on Jazz: The Cable Jazz Channel ("BET on Jazz") and Action Pay-Per-View ("Action"). Both BET and BET on Jazz are basic cable networks with revenues derived primarily from sales of advertising time and monthly subscribership fees. Action provides programming on a pay-per-view basis. Ancillary businesses established to leverage and expand the BET brand name include publication of Emerge and BET Weekend magazines, operation of the BET Soundstage restaurant, which opened January 21, 1997, and the sale of consumer products, including the Color Code line of skin care products, by the Company's BET Direct subsidiary. Additionally, the Company has equity ownership interests in certain affiliated companies, which are accounted for under the equity method, including BET Movies/Starz!3, a Black-oriented pay movie channel devoted to showcasing Black film artists, which was jointly launched with Encore Media Corporation during February 1997. Prior to September 30, 1996, the Company published Young Sisters and Brothers (YSB) magazine.

CONSOLIDATED RESULTS OF OPERATIONS

  The Company's consolidated results of operations were as follows (unaudited):

                                        THREE MONTHS ENDED  NINE MONTHS ENDED
                                             APRIL 30,          APRIL 30,
                                        ------------------- ------------------
                                          1997      1996      1997      1996
                                        --------- --------- --------- --------
IN THOUSANDS OF DOLLARS, EXCEPT PER
SHARE AMOUNTS
Operating revenues..................... $  40,909 $  32,282 $ 113,571 $ 97,960
                                        ========= ========= ========= ========
Income from operations.................    13,113     9,690    36,266   31,763
                                        ========= ========= ========= ========
Income before income taxes.............    10,483     8,727    31,436   28,518
                                        ========= ========= ========= ========
Net income............................. $   6,289 $   5,234 $  18,988 $ 16,763
                                        ========= ========= ========= ========
Net income per common share............ $     .36 $     .30 $    1.09 $    .89
                                        ========= ========= ========= ========
Weighted average shares outstanding....    17,455    17,563    17,493   18,782
                                        ========= ========= ========= ========

  Consolidated operating and net income margins reported for the quarter and nine months ended April 30, 1997 remained flat and decreased as compared to the quarter and nine months ended April 30, 1996, respectively, primarily due to operating losses incurred by BET on Jazz, which was launched in January 1996, operating losses resulting from BET Direct's May 1996 retail launch of the Color Code line of skin care products, operating losses incurred by BET Soundstage restaurant, which opened in January 1997, and the Company's equity in losses incurred by BET Movies/Starz!3, which was launched in February 1997.

OPERATING RESULTS BY BUSINESS UNIT

  Summarized results of operations by each of the Company's significant business units were as follows (unaudited):

                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                          APRIL 30,            APRIL 30,
                                     --------------------  -------------------
                                       1997       1996       1997       1996
                                     ---------  ---------  ---------  --------
IN THOUSANDS OF DOLLARS
OPERATING REVENUES
BET................................. $  35,022  $  28,056  $ 100,115  $ 86,342
Action Pay-Per-View.................     2,502      2,502      7,238     6,434
BET on Jazz.........................       156         65        448        69
BET Direct..........................       223        362        781     1,127
Magazine Publishing.................     1,201      1,297      3,023     3,988
BET Soundstage Theme Restaurant.....     1,805        --       1,966       --
                                     ---------  ---------  ---------  --------
  TOTAL............................. $  40,909  $  32,282  $ 113,571  $ 97,960
                                     =========  =========  =========  ========
INCOME (LOSS) FROM OPERATIONS
BET................................. $  17,490  $  12,097  $  47,651  $ 36,902
Action Pay-Per-View.................      (160)        (6)      (280)     (419)
BET on Jazz.........................    (1,636)    (1,377)    (4,993)   (1,835)
BET Direct..........................    (1,537)      (100)    (3,427)     (162)
Magazine Publishing.................      (644)      (924)    (2,213)   (2,723)
BET Soundstage Theme Restaurant.....      (400)       --        (472)      --
                                     ---------  ---------  ---------  --------
  TOTAL............................. $  13,113  $   9,690  $  36,266  $ 31,763
                                     =========  =========  =========  ========

  Income (loss) from operations presented in the preceding table does not reflect the allocation of certain overhead and administrative costs incurred by BET which relate to all of the Company's business units.

OPERATING REVENUE

  Components of consolidated operating revenue were as follows (unaudited):

                                         THREE MONTHS ENDED  NINE MONTHS ENDED
                                              APRIL 30,          APRIL 30,
                                         ------------------- ------------------
                                           1997      1996      1997      1996
                                         --------- --------- --------- --------
IN THOUSANDS OF DOLLARS
BET
Advertising............................. $  20,036 $  15,250 $  57,701 $ 47,233
Subscriber..............................    14,916    12,644    42,237   37,606
Other...................................        70       162       177    1,503
                                         --------- --------- --------- --------
  TOTAL BET.............................    35,022    28,056   100,115   86,342
                                         --------- --------- --------- --------
OTHER BUSINESS UNITS
Advertising.............................       707       753     2,025    2,380
Subscriber..............................     3,125     3,108     8,615    8,073
Other...................................     2,055       365     2,816    1,165
                                         --------- --------- --------- --------
  TOTAL OTHER BUSINESS UNITS............     5,887     4,226    13,456   11,618
                                         --------- --------- --------- --------
TOTAL CONSOLIDATED OPERATING REVENUE.... $  40,909 $  32,282 $ 113,571 $ 97,960
                                         ========= ========= ========= ========

BET

Advertising Revenue

  Components of BET's advertising revenue were as follows (unaudited):

                                                  THREE MONTHS
                                                      ENDED        NINE MONTHS
                                                    APRIL 30,    ENDED APRIL 30,
                                                 --------------- ---------------
                                                  1997    1996    1997    1996
IN THOUSANDS OF DOLLARS                          ------- ------- ------- -------
National Spot................................... $13,517 $10,130 $37,263 $31,153
Infomercial.....................................   5,223   4,349  16,159  12,981
Direct Response.................................   1,296     771   4,279   3,099
                                                 ------- ------- ------- -------
    TOTAL....................................... $20,036 $15,250 $57,701 $47,233
                                                 ======= ======= ======= =======

  BET's national spot advertising revenue increased 33%, to $13.5 million, and 20%, to $37.3 million, during the quarter and nine months ended April 30, 1997, respectively, as compared to the prior year comparable periods. Increased revenues primarily resulted from an increase in volume of advertising broadcast time sold, rate increases and, for the third quarter, increased effective rates on the spot market.

  BET's infomercial advertising revenues increased 20%, to $5.2 million, and 24%, to $16.2 million, during the quarter and nine months ended April 30, 1997, respectively, as compared to the prior year comparable periods. These increases were primarily attributable to a scheduled contractual 22% increase in the rate charged to the largest purchaser of infomercial advertising time on BET. The Company's long-term contract with its largest purchaser of infomercial advertising provides for rate increases of 10% for fiscal years 1998 and 1999.

  BET's direct response advertising revenues increased 68%, to $1.3 million, and 38% to $4.3 million, during the quarter and nine months ended April 30, 1997, respectively, as compared to the prior year comparable periods. Increased revenue primarily resulted from effective rate increases and inventory management efficiencies.

Subscriber Revenue

  BET's subscriber revenues increased 18%, to $14.9 million, and 12%, to $42.2 million, for the quarter and nine months ended April 30, 1997, respectively. These increases resulted from an increase in BET's subscriber base and a scheduled $.01 increase in BET's monthly subscriber fee implemented in January 1997. BET's monthly subscriber fee is $.12 in calendar year 1997 and was $.11 in calendar years 1995 and 1996.

  At April 30, 1997, BET's subscriber base was 46.1 million as compared to
43.9 million at January 31, 1997 and 41.4 million at July 31, 1996. The average number of subscribers reported to BET by its affiliates for the quarter and nine months ended April 30, 1997 approximated 44.9 million and
42.5 million, respectively, representing increases of 11% and 10% respectively, as compared to prior year comparable periods. Included in BET's subscriber base at April 30, 1997 were 3.7 million subscribers of satellite-delivered programming services that are not required to remit affiliation fees until dates ranging from September 1998 to April 2000 pursuant to deferred billing arrangements.

Other Revenue

  BET's other operating revenue for the quarter ended April 30, 1997 was essentially flat as compared to the prior year comparable period. For the nine months ended April 30, 1997, other revenue decreased substantially as compared to the prior year comparable period, primarily due to the discontinuance of revenues related to the lease of excess transponder capacity prior to the launch of BET on Jazz.

OTHER BUSINESS UNITS

Advertising Revenue

  Advertising revenue earned by the Company's other business units for the quarter and nine months ended April 30, 1997 decreased 6%, to $.7 million, and 15%, to $2 million, respectively, as compared to the prior year comparable periods, reflecting a decline in revenues resulting from the discontinuance of YSB in September 1996 offset by increased advertising revenue earned by Emerge and advertising revenue earned by BET on Jazz.

Subscriber Revenue

  Subscriber revenue earned by the Company's other business units for the quarter and nine months ended April 30, 1997 increased 1%, to $3.1 million, and 7%, to $8.6 million, respectively, as compared to the prior year comparable periods. These increases primarily resulted from subscriber revenue increases reported by Action during the quarter and nine months ended April 30, 1997, partially offset by a reduction in subscriber revenue related to the discontinuance of YSB.

  At April 30, 1997, Action was available to approximately 8.8 million addressable homes, as compared to 9 million addressable homes at January 31, 1997 and 8.2 million addressable homes at July 31, 1996. Monthly subscriber revenues resulted from a monthly "buy rate" of approximately 4.6% for the nine months ended April 30, 1997 as compared to a "buy rate" of 5.1% for the prior year comparable period.

  At April 30, 1997, BET on Jazz was available to approximately 1.8 million domestic and international subscribers. BET on Jazz earned $.2 million of international subscriber revenue and did not earn any domestic subscriber revenue for the nine months ended April 30, 1997, reflecting the economics of launching a new programming service in a highly competitive environment. BET on Jazz's current domestic rate card provides for a monthly per subscriber fee of $.05, and its international rate card ranges from $.06 to $.15. However, BET on Jazz's domestic affiliation agreements provide for a free carriage period generally through December 1998. Accordingly, BET on Jazz is not expected to earn significant subscriber revenue until calendar year 1999. As an inducement to attract significant additional subscribership, BET on Jazz may be required to fund a significant level of launch support costs incurred by affiliated cable system operators.

Other Revenue

  Other revenue increased substantially for the quarter and nine months ended April 30, 1997, primarily due to $1.8 million of sales reported by BET Soundstage Restaurant, which opened in January 1997.

Operating Expenses

  Components of consolidated operating expenses were as follows (unaudited):

                                               THREE MONTHS   NINE MONTHS ENDED
                                              ENDED APRIL 30,     APRIL 30,
                                              --------------- -----------------
                                               1997    1996     1997     1996
IN THOUSANDS OF DOLLARS                       ------- ------- -------- --------
BET
Production and Programming................... $ 7,685 $ 7,634 $ 23,258 $ 23,656
Marketing....................................   4,785   4,334   13,486   12,643
General and Administrative...................   3,752   3,237   12,003    9,822
Depreciation and Amortization................   1,310     754    3,717    3,319
                                              ------- ------- -------- --------
    TOTAL BET................................  17,532  15,959   52,464   49,440
                                              ------- ------- -------- --------
OTHER BUSINESS UNITS
Production and Programming...................   5,998   3,710   13,554    9,126
Marketing....................................   2,252   1,218    5,617    3,664
General and Administrative...................   1,171     568    3,129    1,599
Depreciation and Amortization................     843   1,137    2,541    2,368
                                              ------- ------- -------- --------
    TOTAL OTHER BUSINESS UNITS...............  10,264   6,633   24,841   16,757
                                              ------- ------- -------- --------
TOTAL CONSOLIDATED OPERATING EXPENSE......... $27,796 $22,592 $ 77,305 $ 66,197
                                              ======= ======= ======== ========

BET

Production and Programming

  BET's production and programming expenses for the quarter and nine months ended April 30, 1997 were essentially flat as compared to the prior year comparable periods, primarily due to a reduction in special event programming, which typically is more expensive than regularly scheduled programming broadcast by BET. Additionally, elimination of programming produced by BET for syndication helped contain programming costs.

Marketing

  BET's marketing expenses for the quarter and nine months ended April 30, 1997 increased 10%, to $4.8 million, and 7%, to $13.5 million, respectively, as compared to the prior year comparable periods, primarily due to revenue-based incentive compensation and internet marketing activities.

General and Administrative

  General and administrative expenses increased 16%, to $3.8 million, and 22%, to $12 million, during the quarter and nine months ended April 30, 1997, respectively, as compared to the prior year comparable periods, primarily due to business development related costs, increased executive compensation and increased charitable contributions.

OTHER BUSINESS UNITS

  Total operating expenses incurred by the Company's other business units during the quarter and nine months ended April 30, 1997 increased 55%, to $10.3 million, and 48%, to $24.8 million, respectively, as compared to the prior year comparable periods. These increases primarily resulted from programming and marketing expenses incurred by BET on Jazz, which was launched in January 1996, marketing costs incurred by BET Direct related to promotion of the Color Code line of skin care products, which was launched in May 1996, and operating costs incurred by the BET Soundstage Restaurant, which opened in January 1997.

Production and Programming

  Production and programming costs incurred by other business units during the quarter and nine months ended April 30, 1997 increased 62%, to $6 million, and 49% to $13.6 million, respectively, as compared to the prior year comparable periods, reflecting the addition of BET Soundstage cost of sales partially offset by a reduction in production costs related to the discontinuance of YSB magazine.

Marketing

  Marketing costs incurred by the Company's other business units increased 85%, to $2.3 million, and 53%, to $5.6 million, during the quarter and nine months ended April 30, 1997, respectively, as compared to the prior year comparable periods. These increases were primarily due to marketing costs related to BET Direct's launch of the Color Code product line and marketing costs incurred by BET on Jazz.

General and Administrative

  General and administrative costs incurred by the Company's other business units increased to $1.2 million and $3.1 million, during the quarter and nine months ended April 30, 1997, respectively, as compared to the prior year comparable periods, primarily due to preopening and start-up costs incurred by the BET Soundstage Restaurant and costs incurred by BET Direct and BET on Jazz.

Nonoperating Expenses

  Net nonoperating expenses for the quarter and nine months ended April 30, 1997, increased significantly as compared to the prior year comparable periods, primarily due to the Company's equity in losses incurred by unconsolidated affiliates.

  For the quarter and nine months ended April 30, 1997, the Company's equity in losses incurred by BET Movies/Starz!3, which was launched during February 1997, approximated $1.6 million. The Company currently estimates that its equity in annual losses incurred by BET Movies/Starz!3, in which it owns a 49% interest, will approximate $12 million through calendar year 1998, at which time the venture will begin to generate subscriber revenues.

  Effective December 31, 1996, the Company merged its wholly-owned subsidiary, Emerge Communications, Inc. ("ECI"), which published Emerge magazine, with another of the Company's wholly-owned subsidiaries. As a result of the merger, the Company realized a $3.4 million benefit for income tax reporting purposes related to utilization of ECI's operating loss carryforwards. For financial reporting purposes, this benefit was credited against $3.1 million of unamortized goodwill related to the Company's acquisition of ECI, with the balance of $.3 million credited to the provision for income taxes. Accordingly, the Company's effective income tax rate for the nine months ended April 30, 1997 decreased as compared to the prior year comparable periods.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal source of working capital is internally generated cash flow from operations. As reported in its consolidated statements of cash flows, the Company generated net cash from operating activities of $26.5 million and $23.4 million during the nine months ended April 30, 1997 and 1996, respectively. At April 30, 1997, the Company's cash and temporary investments aggregated $4.3 million and the Company had an excess of current assets over current liabilities of $30.5 million. At April 30, 1997, $30.5 million was available under the Company's $75 million revolving credit facility. During the nine months ended April 30, 1997, the Company provided significant operational funding to BET on Jazz, BET Direct and BET Movies/Starz!3. This level of funding is expected to continue until the viability of BET on Jazz, the Color Code line of skin care products and BET Movies/Starz!3 is attained, which is not expected within the Company's fiscal years ending July 31, 1997 and 1998.

  As part of its ongoing strategic plan, the Company plans to continue to invest significant amounts of capital in compatible media and other businesses reaching the Black consumer marketplace. In this regard, the Company has invested approximately $6.5 million in BET Soundstage, an entertainment-themed restaurant targeted to Black patrons, which opened on January 21, 1997. The Company recently announced that its Board of Directors has approved plans to open as many as 20 additional BET Soundstage restaurants during the next five years, which would require significant capital funding. Additionally, during the nine months ended April 30, 1997, the Company invested $5 million in La-Van Hawkins UrbanCityFoods ("UCF"), which plans to develop up to 225 Burger King restaurants in targeted urban areas. Under certain circumstances, the Company may increase its investment in UCF, which is accounted for at cost, to $15 million. The Company is considering pursuing other investment opportunities in the themed-restaurant and hotel/casino segments of the entertainment industry together with potential equity partners experienced in these segments of the entertainment industry.

  The Company expects that cash flow from BET's operations, as supplemented by additional credit facilities, if necessary, will be sufficient to fund its operations, debt service and capital expenditures for the foreseeable future.

CAPITAL STOCK

  During the nine months ended April 30, 1997, the Company repurchased 149,800 shares of its outstanding Class A common stock at an aggregate cost of $4.1 million.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995--SAFE HARBOR CAUTIONARY
STATEMENT

  This Quarterly Report on Form 10-Q contains certain forward looking statements regarding expected operating results of the Company and its unconsolidated affiliates. Such statements are subject to inherent uncertainties and risk, including among others: pricing pressures and other competitive factors, results of the Company's strategies to obtain additional subscribership to its cable programming services, and general business and economic conditions in the industries in which the Company operates. Consequently, actual events and results may vary significantly from those included in or contemplated by such statements.

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

                                          BET HOLDINGS, INC.
                                             (Registrant)

Date: June 13, 1997                                 /s/ DEBRA L. LEE
                                          -------------------------------------
                                                       DEBRA L. LEE,
                                          PRESIDENT AND CHIEF OPERATING OFFICER

Date: June 13, 1997                            /s/ WILLIAM T. GORDON, III
                                          -------------------------------------
                                                 WILLIAM T. GORDON, III,
                                            EXECUTIVE VICE PRESIDENT, FINANCE
                                               AND CHIEF FINANCIAL OFFICER
                                                (CHIEF ACCOUNTING OFFICER)