Form 10-K
period 1997-07-31
BET HOLDINGS INC
filed 1997-10-30
CIK 879306

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended July 31, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period      to

                        COMMISSION FILE NUMBER 1-10880

                              BET HOLDINGS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              52-1742995
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION
    INCORPORATION OR ORGANIZATION)                     NUMBER)

         ONE BET PLAZA 1900 W PLACE, N.E., WASHINGTON, D.C. 20018-1211
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (202) 608-2000
               (REGISTRANT'S PHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [_]

  As of October 17, 1997, there were 10,055,048 shares of the Registrant's Class A Common Stock, $.02 par value per share, outstanding. The aggregate market value of shares held by non-affiliates of the Registrant (based on the closing price of such shares on the New York Stock Exchange composite tape on October 17, 1997) was approximately $340,371,000. As of October 17, 1997, there were 1,831,600 shares and 4,820,000 shares of the registrant's Class B Common Stock and Class C Common Stock, respectively, outstanding, none of which were held by non-affiliates of the registrant.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              BET HOLDINGS, INC.
                            FORM 10-K ANNUAL REPORT
                        FISCAL YEAR ENDED JULY 31, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's 1997 Annual Report to Shareholders are incorporated by reference in Part I, Item 1 and Part II, Items 5-8 of this report (to the extent described herein).

(2) Portions of the registrant's definitive Proxy Statement to be used in connection with its 1997 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-13, of this report (to the extent described herein).

                               BET HOLDINGS, INC.
                            FORM 10-K ANNUAL REPORT
                        FISCAL YEAR ENDED JULY 31, 1997

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                       PART I
 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................     9
 Item 3.  Legal Proceedings..............................................    10
 Item 4.  Submission of Matters to a Vote of Security Holders............    11
                                      PART II
          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters........................................................    14
 Item 6.  Selected Consolidated Financial Data...........................    14
          Management's Discussion and Analysis of Results of Operations
 Item 7.  and Financial Condition........................................    14
 Item 7a. Quantitative and Qualitative Disclosures.......................    14
 Item 8.  Consolidated Financial Statements and Supplementary Data.......    14
          Changes in and Disagreements with Accountants on Accounting and
 Item 9.  Financial Disclosure...........................................    14
                                      PART III
 Item 10. Directors and Executive Officers of the Registrant.............    15
 Item 11. Executive Compensation.........................................    15
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    15
 Item 13. Certain Relationships and Related Transactions.................    15
                                      PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
          K..............................................................    16

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

  BET Cable Network commenced operations in 1980 by providing two hours of programming per week targeted to the interests and concerns of African-American viewers to affiliated cable system operators serving approximately
3.8 million cable subscribers. In 1984, BET Cable Network began cablecasting 24 hours per day. As of July 31, 1997, BET Cable Network reached over 50.5 million households, as estimated by Nielsen Media Research ("Nielsen"), providing a broad mix of music videos, off-network situation comedies and original programming. In October 1997, BET Cable Network began cablecasting to cable system affiliates located in Canada.

  In August 1991, the Company entered the publishing industry when its newly formed wholly owned subsidiary, Paige Publications, Inc., began publishing Young Sisters and Brothers (YSB) magazine, a national lifestyle magazine targeted to black American teenagers and young adults. In September 1996, the Company announced that it would discontinue publishing YSB magazine.

  In December 1991, the Company acquired a 44% interest in Emerge magazine, an issue-oriented publication providing news, commentary and analysis from the black American perspective. During its 1995 fiscal year, the Company increased its ownership in Emerge to 100%.

  In July 1993, the Company acquired 81% of the common stock of Avalon Pictures, Inc. ("Avalon"), which operates Action Pay-Per-View ("Action"), a cable television network providing movies and other programming on a pay-per-view basis. During its 1994 fiscal year, the Company completed its acquisition of Avalon by increasing its ownership interest to approximately 100%.

  In January 1996, the Company launched BET On Jazz: The Cable Jazz Channel ("BET On Jazz"), its third cable network. BET On Jazz features a broad range of jazz-oriented musical programming.

  In February 1996, the Company, in a joint venture with the New York Daily News, began publication of BET Weekend, a Sunday newspaper supplement published quarterly. During its 1997 fiscal year, the Company increased its ownership in BET Weekend to 100% and expanded its publication to ten times per year.

  In May 1996, the Company's wholly owned subsidiary, BET Direct, Inc. ("BET Direct"), launched the Color Code(R) line of skin-care products, which offered its products for sale in drug stores and other retail outlets in the United States. In September 1997, the Company announced that it had adopted a plan for disposal of its Color Code(R) business segment.

  In November 1996, the Company and Hilton Hotels executed a Letter of Intent and announced their intention to form a joint venture to explore the feasibility of building and developing a gaming facility and related hotel and recreational facilities in Las Vegas, Nevada, targeted toward serving African-American patrons. In May 1997, the Company's Board of Directors authorized it to pursue further financial and site selection analysis in conjunction with the Letter of Intent.

  In December 1996, the Company and Encore Media Corporation formed a joint venture, BET Movies/Starz!3, LLC, for the purposes of the creation, operation, programming, packaging, distribution, advertising, sales, exhibition and marketing of the BET Movies/Starz!3 cable television programming service, a pay TV channel within the Starz!-Encore 8 multiplex showcasing Black film artists and targeted to African-American viewers. Pursuant to the terms of a Term Sheet executed in September 1997, the venturers agreed to modify the venture such that the Company is not required to make additional equity contributions to the venture; however, is required to loan the venture up to $4 million through December 31, 1997.

  In December 1996, the Company acquired a 15% interest in LaVan Hawkins UrbanCityFoods, LLC ("UCF"), a franchisee within the Burger King system, in consideration for $5 million. The Company is committed to loan UCF up to $10 million, contingent upon achievement of certain operating results by UCF, which may be converted into an additional ownership interest of up to 30%, in whole or in part, at the Company's sole discretion.

  In January 1997, the Company opened the BET SoundStage restaurant, an entertainment-themed restaurant targeted to African-American patrons. The Company subsequently announced its plans to open as many as 20 additional BET SoundStage restaurants during the next five years.

  In February 1997, the Company and Microsoft Corporation formed a joint venture, MSBET, LLC, for the purposes of developing, producing and distributing interactive software products and on-line programming for narrowband (e.g., Internet), midband and broadband (e.g., interactive TV) systems and platforms, intended to be of particular appeal to African-American consumers and audiences. The venturers have agreed to significantly decrease their respective financial commitments to the venture as specified in the underlying joint venture agreement. As of July 1997, the parties modified their financial commitment to the venture and limited their total annual financial contribution to $500,000.

  On September 10, 1997, the Board of Directors of the Company received a letter (the "Letter") from Robert L. Johnson, the Company's Chairman and Chief Executive Officer, and Liberty Media Corporation ("Liberty"), a major shareholder of the Company, to acquire, through a newly formed entity owned by them, all of the Company's Common Stock which they do not own at a price per share of $48 cash (the "Offer"). The Letter states that the Offer will be subject to financing on terms and conditions acceptable to the offerors and other terms and conditions customary to transactions of this nature.

  On September 15, 1997, the Board of Directors of the Company announced that it had appointed an independent committee, consisting of Mr. Delano E. Lewis, to review and report to the Company's Board its evaluation of the Offer.

B. FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  The Company operates predominantly in the cable television programming industry. Its continuing business activities in other industries are not currently material within the context of Item 101 of Regulation S-K and Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise".

C. DESCRIPTION OF BUSINESS

  The Company operates predominantly in the cable television programming industry. Its cable television programming operations are primarily conducted through the BET Cable Network, which accounted for approximately 88% of the Company's total operating revenues during the year ended July 31, 1997. A description of each of the Company's significant strategic business units follows together with a description of certain other factors significant to the Company's business taken as a whole.

1. BET CABLE NETWORK

  The BET Cable Network provides a broad mix of programming targeted to the interests and concerns of African-American viewers. Programming is produced in-house or acquired from a variety of sources. BET Cable Network's in-house productions include hosted music video programs, talk shows, sports, news and public affairs, children's programs and comedy shows, and are produced in the Company's studios in Washington, D.C., and Burbank, California. Acquired programs include off-network programs, gospel music programs and sports and entertainment specials.

(A) BET CABLE NETWORK AFFILIATED CABLE SYSTEMS AND SUBSCRIBERS

  BET Cable Network contracts with cable system operators to provide programming service for a monthly per subscriber fee under long-term affiliation agreements, which are subject to renewal from time to time. BET Cable Network's current affiliation agreement provides for a monthly per subscriber rate of $.12 and $.13 in calendar years 1997 and 1998, respectively, with the monthly per subscriber rate increasing $.005 each year thereafter through calendar year 2003, at which time the monthly per subscriber rate will be $.155. BET Cable Network's affiliation agreements are subject to cancellation by either BET Cable Network or cable system operators under certain circumstances. Additionally, substantially all of BET Cable Network's affiliation agreements include a "most favored nations" provision under which BET Cable Network is obligated to extend the terms and provisions of its most favorable contractual rate to covered affiliates. Accordingly, in the event BET Cable Network enters into a new or renewed affiliation agreement with terms more favorable than those included in its current standard affiliation agreement, it would be obligated to extend the more favorable terms to substantially all other affiliates. The BET Cable Network currently generates approximately 42% of its revenues from subscriber fees paid by cable systems affiliates.

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

  At July 31, 1997, BET Cable Network had over 47 million subscribers, based on reports to the Company from affiliated cable systems, an increase of 14% as compared to July 31, 1996. This growth is attributable both to incremental growth in household penetration by cable systems nationwide and to the Company's success in obtaining affiliation agreements with cable systems not previously carrying the BET Cable Network. The Company believes that while it will continue to experience subscribership growth, growth rates experienced in previous years may not be attainable in the future. Continued subscribership growth will be encouraged by new cable system construction in the central cities of a number of metropolitan areas as well as by upgrades of existing cable systems and, eventually, from the expected significant expansion of channel capacity of cable television systems, which is expected to occur over the next several years. Increased rate regulation and structural changes in the cable industry generally, however, could place downward pressure on rates charged by cable programming services and could cause cable system operators not to expand channel capacity as rapidly as expected. The rate of subscribership growth also may be restricted, in management's view, as a result of re-regulation of the cable industry and competition for limited channel capacity, both of which may make it more difficult to increase the BET Cable Network's distribution in those markets with less than 5% black populations.

(B) ADVERTISING

  Advertisers on the BET Cable Network include nationally known companies in the entertainment, beverage, packaged goods, fast food, automotive, retail, insurance and travel industries. BET Cable Network currently earns approximately 57% of its revenues from advertising. Advertising time on the BET Cable Network is marketed and sold by the Company's advertising sales force located in New York, Chicago, Los Angeles and Detroit. BET Cable Network's advertising revenues are derived primarily from sales of national spot advertising, infomercial advertising and direct response advertising.

  National spot advertising primarily consists of 30 second advertisements for products and services. BET Cable Network sells national spot advertising time to agencies representing national advertisers and directly to advertisers. The Company believes that its advertising rates are among the most cost effective of the cable networks. In fiscal 1997, national spot advertising accounted for 67% of BET Cable Network's advertising revenues.

  Infomercial advertising, such as instructional, ministry, health, beauty and other programming, ranges in length from 30 to 60 minutes. These programs frequently take the form of talk shows or game shows. Infomercial advertising is generally aired during less desirable programming hours. Infomercial advertising revenue accounted for 27% of BET Cable Network's advertising revenue in fiscal 1997.

  During fiscal 1997, Robert Rosenheim Associates ("Rosenheim") purchased $20.4 million of infomercial advertising from BET, representing 13% of the Company's consolidated revenues. The Company's long-term contract with Rosenheim, which is cancelable of the option of the Company, extends through its 1999 fiscal year and provides for annual rate increases of 10% in fiscal years 1998 and 1999.

  Direct response advertising consists of 30 and 60 second commercials for various consumer products, such as musical recordings and kitchenware, which direct consumers to dial an 800 or 900 telephone number in order to purchase the particular product. In most cases, these products are not available on a retail basis. In fiscal 1997, direct response advertising accounted for 6% of BET Cable Network's advertising revenues.

 (i)Market

  The Company believes that advertising on BET Cable Network is attractive to advertisers because it allows them to execute a general market strategy of reaching television viewers and to target a specific population that frequently uses their product or service. In recent years, cable television has captured a greater share of advertising budgets relative to broadcast television. During this period, the overall ratings for the major networks (ABC, CBS, NBC and FOX), and for local broadcast stations, have declined, while over the same period the overall ratings for basic cable television programming services have increased. Because viewership ratings are a significant factor in determining both advertisers' placement strategy and the pricing of advertising time, during this period cable Advertising revenues have grown significantly faster than those of broadcast networks. The Federal Communications Commission has predicted that this trend will continue throughout the 1990's. The Company believes that the BET Cable Network has benefited, and will continue to benefit, from this trend.

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

 (ii)Demographics

  The majority of the BET Cable Network's audience is comprised of black viewers and at July 31, 1997, BET Cable Network reached approximately 100% of the 7 million U.S. black cable households, based on reports from Nielsen. The Company believes that certain demographic characteristics of the BET Cable Network's viewing audience favorably influence advertisers' decisions to purchase time on the BET Cable Network. Generally, homes served by cable television watch more television, have a higher per capita income and have more people per household than the general population. Additionally, research indicates that black households watch more television and are more brand conscious than the general population.

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

 (iii)Ratings

  Since 1987, Nielsen has provided the Company with metered audience measurements. Nielsen's metered estimates are widely accepted by advertisers as a basis for determining placement strategy. The Company also uses these subscriber estimates for the purpose of determining the rates that the BET Cable Network will charge advertisers for commercial air time within its programs. According to Nielsen's most recent prime time audience measurements (June 30, 1997 to September 28, 1997), BET Cable Network's ratings averaged approximately .5. This signifies that during that period (based on Nielsen estimates), on average, approximately 252,000 homes were tuned in to the BET Cable Network during prime time. In addition, Nielsen reports the BET Cable Network's prime time rating for black cable households reached by the BET Cable Network. For the most recent period (June 30, 1997 to September 28,
1997), the BET Cable Network's prime time Black household ratings averaged approximately 3.0, indicating that approximately 212,000 Black households were tuned in to the BET Cable Network during prime time. The Company believes the BET Cable Network's average prime time ratings are competitive with the average prime time ratings of other basic cable programming services with a targeted viewing audience, which ranged from .3 to 1.5 according to the most recent Nielsen report (June 30, 1997 to September 28, 1997).

(C) PROGRAMMING

  The BET Cable Network provides a range of black-oriented programming. Most of BET Cable Network's programs feature black actors and performers in leading or dominant roles or reflect the black cultural experience. BET Cable Network independently produces the majority of its programming and acquires the remainder from various external sources. Program offerings include hosted music video programs, off-network productions, stand-up comedy, news and public affairs programming, entertainment specials and concert performances. The programs are transmitted via satellite from the Company's facilities in Washington, D.C. to BET Cable Network's cable system affiliates.

 (i)Originally Produced Programming

  In fiscal 1997, most of the BET Cable Network's programmed hours (excluding infomercial advertising) were produced by the Company. The majority of the programming produced by the Company consists of hosted music video programs, such as Planet Groove, featuring urban contemporary music, and Rap City, featuring rap music. These programs also feature in-studio performances and interviews with guest artists. Record companies provide the Company with music videos at no cost in exchange for the promotional benefits gained by their artists through exposure on BET Cable Network.

  Regularly produced programs also include entertainment related shows, such as Comic View, a stand-up comedy show, and Teen Summit, a daily program which addresses issues affecting black youth. The Company also produces a variety of news and public affairs programming such as BET Tonight, an issues oriented talk show featuring viewer participation, Lead Story, a news digest examining national issues of particular concern to black Americans, and Our Voices, a half-hour live call-in talk show designed to permit viewers to express their opinions on various issues of interest to black Americans.

  Programming is produced in two state-of-the-art production facilities owned by the Company and located in Washington, D.C. Another studio located in Burbank, California is leased. The production facilities in Washington, D.C., include four major production studios and six edit suites, while the facility in Burbank has one production studio and two edit suites.

 (ii)Acquired Programming

  To complement its originally produced programming, the Company acquires programs from various sources, including the broadcast networks, film companies and program syndicators. The Company exhibits acquired programming pursuant to licensing agreements with suppliers who generally own the copyrights to such programming. Licenses to air acquired programming generally run for two years and entitle the Company to show each episode several times. During fiscal 1998, acquired programming will include off-network productions, such as 227 and Thea and specialty shows, such as The Bobby Jones Gospel Show, concerts featuring various music talent and feature-length movies.

  Most acquired programming consists of off-network productions obtained from major syndicators. Management believes that acquiring the rights to air high quality, off-network programming, such as situation comedies, entertainment specials and movies (rather than attempting to produce them independently) is the most cost-effective way to provide its viewers with this kind of programming. Although many of these programs are very popular with black viewers, they may not have achieved ratings sufficient to justify their continuation on a major broadcast network or as a first-run syndicated program. Historically, BET Cable Network has often been the only national television medium for many of these types of programs and, therefore, exhibition rights have been relatively inexpensive. However, with the recent proliferation of cable television programmers and broadcast networks, obtaining rights to such programming has become increasingly competitive and expensive.

(D) PATENTS, TRADEMARKS, LICENSES

  The Company neither holds nor depends upon any material patent, trademark, license, franchise or concession except its registered trademark for the letters "BET" and the words "Black Entertainment Television".

(E) COMPETITION

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


  Cable system channel capacity and competition in the cable industry may be affected by technological advances, such as digital compression, which allows cable systems to expand channel capacity, and "multiplexing", which allows programming services to offer more than one feed of their programming. As a result of the increased segmentation made possible by these advances, another programming service might be able to provide programming that targets the Company's viewing audience. MTV has announced plans to produce three separate channels of programming, one of which might feature black urban contemporary music. To the Company's knowledge, MTV does not have any present plan to offer such a channel in the near future. The Company is aware, however, of several cable programmers that have announced plans to offer programming targeted to the BET Cable Network's audience. Although there can be no assurance, the Company believes that it will be able to compete effectively against other programming services distributing music video programming targeted to black Americans because of its brand awareness, extensive experience, capitalization, established relationships within the cable and advertising industries, its reputation for providing a broad mix of quality black-oriented programming and its identity as a black owned and operated enterprise.

2. BET ON JAZZ: THE CABLE JAZZ CHANNEL

  The Company launched BET On Jazz: The Cable Jazz Network ("BET On Jazz") in January 1996. BET On Jazz is an advertiser-supported basic cable network featuring jazz concerts, music videos and interviews with jazz artists. In June 1996, BET On Jazz expanded overseas when it began providing programming to cable systems located in the United Kingdom, Europe and South Africa. At July 31, 1997, BET On Jazz reached approximately 1.9 million domestic and international households. Revenues earned by BET On Jazz represented 1% of the Company's total operating revenues in fiscal 1997.

  BET On Jazz's domestic affiliation agreements provide for up to a two year free carriage period. Additionally, BET On Jazz's domestic marketing plan contemplates payment of marketing support equal to $2 per subscriber as cable systems launch BET On Jazz. While current marketing efforts indicate that the Company may be able to negotiate more favorable affiliation agreements with international cable system operators, such terms are not assured until significant international subscriber penetration is achieved. Accordingly, BET On Jazz is not expected to earn a significant level of revenue in the near future.

  The Company neither holds nor depends upon any material patent, trademark, license, franchise or concession except its registered trademark for the words "BET On Jazz: The Cable Jazz Channel."

3. ACTION PAY-PER-VIEW

  The Company's pay-per-view operations are conducted by Action Pay-Per-View ("Action") and represented approximately 6% of the Company's total operating revenues in fiscal 1997. Action is a satellite-delivered television network which offers programming on a pay-per-view basis to cable systems operators and, to a lesser extent, home satellite dish owners.

  Action has entered into affiliation agreements with cable system operators which provide for the offering of Action's programming to affiliated cable system subscribers on a pay-per-view basis. Cable system subscribers purchase Action's programming from their cable system operator on a one-time viewing for a fixed charge basis of approximately $5. Affiliated cable systems remit to Action a contractually specified portion of such revenues. At July 31, 1997, Action's programming was available to approximately 9 million addressable homes.

  Action acquires most of its programming from third parties including major film studios such as Warner Bros., Paramount, Universal, Twentieth Century Fox, Columbia/Tri Star, Disney, MGM and others. Typical pay-per-view licenses entitle film studios to the greater of a minimum rental amount or a share of the gross revenue generated at the consumer level from the purchase of the pay-per-view film.

  Action competes with several other companies which offer feature film programming on a pay-per-view basis, some of which may have substantially greater resources than Action and the Company. More generally, Action competes with other segments of the entertainment industry, including network and cable television, theater showing of films and video tape sales and rentals.

  The Company neither holds nor depends upon any material patent trademark, license, franchise or concession except its registered trademark for the words and design, "Action Pay-Per-View".


4. MAGAZINE PUBLISHING

  Advertising and subscriber revenues earned by the Company's magazine publishing operations represented 3% of the Company's total operating revenues in fiscal 1997.

(A) EMERGE MAGAZINE

  On December 31, 1991, the Company acquired control of Emerge, a general interest magazine aimed at a predominantly black audience that is published ten times a year. Since December 31, 1991, the Company has consolidated the entire results of operations for Emerge into the Company's financial statements. During the year ended July 31, 1995, the Company increased its ownership interest in Emerge to 100%.

  For the fiscal year ended July 31, 1997, Emerge's paid circulation (including subscriptions and newsstand sales) approximated 190,000.

  The Company neither holds nor depends upon any material patent, trademark, license, franchise or concession except its registered trademark for the words "Emerge".

(B) BET WEEKEND MAGAZINE

  In fiscal year 1996, in a joint venture with the New York Daily News, the Company began publication of BET Weekend, a newspaper supplement. During fiscal year 1997, the Company increased its ownership interest in BET Weekend to 100%. BET Weekend is currently published ten times per year and distributed by seven metropolitan newspapers to over one million subscribers. As reader and advertiser interest increases, the Company expects to ultimately move to weekly publication.

  The Company is currently doing business under the trademark "BET Weekend" and an application for such trademark is pending before the U.S. Patent and Trademark Office.

5. BET SOUNDSTAGE RESTAURANT

  During January 1997, the Company opened the BET SoundStage restaurant, located in Largo, Maryland. The BET SoundStage restaurant is a 12,000 square-foot entertainment-themed restaurant featuring casual dining and music video entertainment. The Company has announced plans to develop up to 20 additional entertainment-themed restaurants. Revenues earned by the BET SoundStage restaurant represented 2% of the Company's total operating revenues in fiscal 1997.

  The Company is currently doing business under the trademark "BET SoundStage" and an application for such trademark is pending before the U.S. Patent and Trademark Office.

6. SATELLITE DISTRIBUTION

  The Company transmits BET Cable Network and BET On Jazz programming from its production facility located in Washington, D.C. by means of an earth station transmitting antenna (called an "uplink") which the Company owns. The Company operates the uplink facility, which transmits the programming signals over Galaxy V and Galaxy VII, orbiting communications satellites on which the Company owns transponders, to cable system headend receiving antennae throughout the United States, its territories and possessions, Canada and certain Caribbean nations.

  The Company contracts with IDB Communications Group, Inc. ("IDB") to transmit BET Action Pay-Per-View programming by means of an uplink. IDB transmits Action's programming signal over Galaxy VII to cable system headend receiving antennae throughout the United States.

  The Company contracts with Orion Atlantic, L.P. to transmit BET On Jazz programming internationally. The Company transmits its signal from its production facility located in Washington, D.C. by means of an uplink to the Orion 1 satellite to receiving antennae throughout Europe.

7. REGULATION

  Although the vast majority of the Company's operations are not subject to federal regulation, the operations of cable television systems, satellite distribution systems and broadcast television program distribution companies are subject to regulation under the Communications Act of 1934, as amended, and to regulatory supervision thereunder by the Federal Communications Commission (the "FCC") and agencies of certain foreign governments of countries where the Company conducts business. The Company's uplink and microwave facilities are licensed by the FCC and must be operated in conformance with the terms and conditions of those licenses. Cable systems are also subjected to local franchise authority regulation.

(A) LOCAL CABLE REGULATION

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

(B) FEDERAL CABLE RE-REGULATION

  The Company is regulated under the Communications Act of 1934 (the "Communications Act"), as amended by the Telecommunications Act of 1996. The Telecommunications Act of 1996 (the "1996 Act" or sometimes the "Act") was responsible for the most significant changes in communications law and regulation since enactment of the Communications Act. Almost every segment of the communications industry was affected with sweeping changes in the way in which broadcasters, cable operators, video programmers, equipment manufacturers, and electronic publishers are regulated. The 1996 Act substantially amended the provisions of the Communications Act concerning cable television systems and other multichannel video programming services. For example, the Act terminated rate regulation for cable programming service ("CPS") or "expanded basic" tiers for many small cable operators, and will sunset such regulation for all other cable systems in 1999. Rate regulation will also end for particular cable operators if a local exchange carrier offers video programming in such cable operator's franchise areas by any means other than direct broadcast satellite ("DBS"). The 1996 Act also contained various provisions to stimulate the development of new video programming services or other services offered over multichannel video programming systems, such as interactive services. These changes in federal regulation should have a beneficial impact, to some degree, on the future growth of BET, BET on Jazz and Action although the extent of such impact cannot yet be determined.

8. EMPLOYEES

  As of July 31, 1997, the Company employed approximately 460 people. Although none of the Company's employees are subject to collective bargaining agreements, as of July 31, 1997, the BET Cable Network was in negotiations with a local labor bargaining agent with respect to a group of approximately 40 of the BET Cable Network's labor force.

  The Company does not believe any collective bargaining agreement resulting from such negotiations will have a material effect on the Company as its scope would affect personnel whose skills are readily available in the local labor market. The Company has never experienced a strike or work stoppage.

ITEM 2. PROPERTIES

  The Company owns its corporate office facility, which is located at One BET Plaza, 1900 W Place, N.E. in Washington, D.C. The Company's corporate office facility houses its executive staff, administrative staff, BET Cable Network's and BET On Jazz's principal affiliate sales offices and the principal offices of Emerge and BET Weekend. The Company also owns its production facility located at 1899 9th Street, N.E. in Washington, D.C., which is adjacent to the Company's corporate office facility. The corporate office and production facilities are constructed on property that the Company leases from the District of Columbia pursuant to a long-term lease. The initial expiration date of the lease is October 1, 2013. At the Company's option, the Company may extend the term for three successive 15 year periods. The lease also contains an option to purchase the land.

  The Company leases a production studio and office space at 2801 West Olive Avenue in Burbank, California. The lease for this commercial space has been extended to January 1999. The lease is not renewable by its terms but the Company has not experienced difficulties in negotiating extensions to the lease in the past.

  The Company's principal advertising sales offices are located at 380 Madison Avenue in New York City, where the Company leases space under a long-term lease expiring in December 2002. The Company also leases office space at 2425 West Olympic Boulevard in Santa Monica, California under a lease expiring in January 1998. The space is used to house substantially all of Action's staff as well as certain members of BET Cable Network's advertising sales and affiliate sales staffs. Additional advertising sales offices are located in Chicago and the Detroit area.

  The Company owns a warehouse and underlying parcel of land located at 1235 W Street, N.E., Washington, D.C.

  The Company owns the BET Soundstage Restaurant, located in Largo, Maryland, together with the land it is situated on.

  The Company leases a certain building and underlying parcel of land within that entertainment, recreation and lodging complex know as the "Walt Disney World Resort" for the operation of an entertainment club to be known as the "BET SoundStage Club" under a lease expiring on September 30, 2007.

  The Company leases certain premises in the building having a street address of 730 11th Street, N.W., Washington, D.C. for the operation of an entertainment club and restaurant to be know as the "BET On Jazz Restaurant" under a lease expiring on September 30, 2008. At the Company's option, the Company may extend the lease term for two successive five year periods.

ITEM 3. LEGAL PROCEEDINGS

  On or about September 11, 1997, purported class actions captioned Behrens v. Robert L. Johnson et al., C.A. No. 15921 N.C., Harbor Finance Partners v. Peter R. Barton et al., C.A. No. 15923 N.C., Tiger Options, L.L.C. v. Robert
L. Johnson et al., C.A. No. 15936, Friedman v. Robert L. Johnson et al., C.A. No. 15924 N.C., and Ramos v. Robert L. Johnson et al., C.A. No. 15941, N.C. were filed in the Court of Chancery of the State of Delaware in and for New Castle County. On October 14, 1997, the five complaints were consolidated under the caption: In re BET Holdings, Inc. Shareholders Litigation, Cons. C.A. No. 15921 (the "Complaint"). The Complaint name BET Holdings, Inc., members of its Board of Directors, Peter R. Barton, Liberty Media Corporation ("Liberty") and Tele-Communications Inc. ("TCI") as defendants.

  The Complaint concerns an offer, received by the Company on September 10, 1997, from Robert L. Johnson ("Johnson"), the Company's Chairman and Chief Executive Officer, and Liberty, a major shareholder of the Company, to acquire, through a newly formed entity owned by them, all of the Company's outstanding Common Stock which they do not own at a price per share of $48 cash (the "Offer").

  The Complaint alleges, among other things, that the transaction proposed by the Offer ignores the full value of the Company's assets and future prospects, the consideration does not reflect the value of the Company's assets, and that the transaction was timed to place an artificial lid on the Company's common stock which is unfair to the public stockholders.

  The Complaint seeks preliminary and permanent injunctive relief, rescission in the event the transaction is consummated, compensatory damages and costs and attorney's fees.

  On or about October 7, 1997, a class action captioned Baskerville v. Johnson, et al., C.A. No. 97ca007778 (the "Baskerville Complaint") was filed in the Superior Court of the District of Columbia. The Baskerville Complaint names BET Holdings, Inc., its directors, Liberty and TCI as defendants.

  The Baskerville Complaint alleges, among other things, that the transaction contemplated by the Offer is designed to unfairly benefit Johnson, Liberty and TCI at the expense of the public shareholders, that the Company's board is dominated or controlled by Johnson, Liberty and TCI, that Johnson, Liberty and TCI have breached their fiduciary duties as controlling shareholders of the Company, and that the plaintiff and the purported class will suffer irreparable damage unless the defendants are enjoined from breaching their fiduciary duties and from completing the proposed transaction.

  The Baskerville Complaint seeks preliminary and permanent injunctive relief, recision in the event the transaction is consummated, compensatory damages and costs and attorney's fees.

  The Company believes that the claims presented in both the Complaint and the Baskerville Complaint are meritless and intends to defend them vigorously.

  Additionally, the Company is from time to time engaged in legal proceedings incidental to its business. The Company does not believe that the outcome of any such legal proceedings that it is engaged in, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                       EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company as of October 17, 1997 and their ages and positions with the Company are set forth below.

      Name                 Age                            Position
      ----                 ---                            --------
   Robert L. Johnson        51 Chaiman of the Board of Directors, Chief Executive Officer
   Debra L. Lee             43 President and Chief Operating Officer
   William T. Gordon, III   44 Executive Vice President, Chief Financial Officer and Treasurer
   James A. Ebron           43 Executive Vice President, Media Sales
   Sheila Crump Johnson     48 Executive Vice President, Corporate Affairs and Director
   Jefferi K. Lee           40 Executive Vice President, Network Operations and Programming
   Curtis N. Symonds        42 Executive Vice President, Affiliate Sales and Marketing
   Janis P. Thomas          42 Executive Vice President, Brand Marketing and Licensing

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

  Ms. Lee has served as President and Chief Operating Officer since March 1996. Prior to that time Ms. Lee served as an Executive Vice President of the Company since September 1992. From September 1991 until May 1997, she served as the General Counsel and Secretary of the Company. From September 1991 to September 1992, she served as a Vice President of the Company. Ms. Lee has also served as Vice President and General Counsel of BET since April 1986. In July 1991, she became the Secretary of BET.

  Mr. Gordon has served as Executive Vice President, Chief Financial Officer and Treasurer since August 1993. From 1987 to 1993, Mr. Gordon was a partner with the accounting firm of Price Waterhouse LLP. Mr. Gordon was BET's audit partner on behalf of Price Waterhouse LLP between 1989 and early 1992. Mr. Gordon joined Price Waterhouse in 1975.

  Mr. Ebron has served as Executive Vice President, Media Sales since September 1992. Prior to that time, Mr. Ebron served as Vice President, Network Sales of the Company from September 1991 to September 1992. He served as Vice President, Network Sales of BET from August 1983 until September 1991.

  Mrs. Johnson has served as Executive Vice President, Corporate Affairs of the Company since September 1992. From September 1991 to September 1992, she served as Vice President, Corporate Affairs of the Company. Since 1979 she has served as a director of BET and, since 1990, as Vice President, Corporate Affairs of BET. Prior to 1990, Mrs. Johnson was a lecturer and author in the area of early childhood music education.

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

  Ms. Thomas has served as Executive Vice President, Brand Marketing and Licensing since August 1997. She previously served as Executive Vice President, Marketing and Merchandising from May 1996 to August 1997. Ms. Thomas served as Executive Vice President, Direct Marketing and Advertising Services from September 1992 to April 1996. Ms. Thomas served as Vice President, Advertising of the Company from September 1991 to September 1992 and of BET since September 1982.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Information regarding the market for the Company's Class A Common Stock, number of shareholders and dividends is included under the captions entitled "Price Range of Common Stock" and "Selected Consolidated Financial Data" and in the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  A summary of selected consolidated financial data for the Company for the five years in the period ended July 31, 1997 is included under the caption entitled "Selected Consolidated Financial Data" of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  Information regarding the Company's results of operations and financial condition is included under the caption entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

  Not applicable.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements, notes thereto and supplementary data of the Company, which are included in the 1997 Annual Report to Shareholders under the following captions listed below, are incorporated herein by reference.

  Consolidated Balance Sheets at July 31, 1997 and 1996.

  Consolidated Statements of Income for the three years in the period ended July 31, 1997.

  Consolidated Statements of Cash Flows for the three years in the period ended July 31, 1997.

  Consolidated Statements of Changes in Shareholders' Equity for the three years in the period ended July 31, 1997.

  Notes to Consolidated Financial Statements.

  Report of Independent Accountants.

  Unaudited Quarterly Financial Information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

  Pursuant to General Instruction G to Form 10-K, the information required by
Part III will be incorporated by reference from the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

  The following financial statements and report of independent accountants, which are included in the Company's 1997 Annual Report to Shareholders, are incorporated herein by reference (see Exhibit 13).

   Consolidated Balance Sheets at July 31, 1997 and 1996.

   Consolidated Statements of Income for the three years in the period ended July 31, 1997.

   Consolidated Statements of Cash Flows for the three years in the period ended July 31, 1997.

   Consolidated Statements of Changes in Shareholders' Equity for the three years in the period ended July 31, 1997.

   Notes to Consolidated Financial Statements.

   Report of Independent Accountants.

(A)(2) FINANCIAL STATEMENTS SCHEDULES FOR THE THREE YEARS IN THE PERIOD ENDED JULY 31, 1997

   SCHEDULE                                                                PAGE
    NUMBER  DESCRIPTION                                                   NUMBER
   -------- -----------                                                   ------
     II     Valuation and Qualifying Accounts and Reserves..............   S-1

  The report of the Company's independent accountants with respect to the above-referenced financial statement schedule appears on page 21 of this report.

  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(A)(3) EXHIBITS

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 3(i)    Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 to the Company's
         Registration Statement on Form S-1, Registration No. 33-42853, filed with the Commission on October 30, 1991)
 3(ii)   Bylaws, as amended, of Registrant (incorporated by reference to
         Exhibit 3.4 to Amendment No. 4 to the Company's Registration Statement
         on Form S-1, Registration No. 33-42853, filed with the Commission on
         October 30, 1991, as additionally amended by the attached exhibit)
 4.1     Note Agreement, dated January 30, 1990, between Aetna Life Insurance
         Company and Black Entertainment Television, Inc., as amended by the
         Guaranty, Consent and Amendment to Note Agreement, dated September 5,
         1991 (incorporated by reference to Exhibit 4.2 to the Company's
         Registration Statement on Form S-1, Registration No. 33-42853, filed with the Commission on September 18, 1991)
 10.1    Ground Lease, dated as of March 18, 1988, by and between the District of Columbia and Black Entertainment Television, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on
         Form S-1, Registration No. 33-42853, filed with the Commission on
         September 18, 1991)
 10.2    Ground Lease, dated May 4, 1993 between BET Acquisition, Inc. and the
         District of Columbia (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal period ended July 31, 1992)
 10.3    Plan of Recapitalization for BET Holdings, Inc. (incorporated by reference to Exhibit 3.3 of Amendment No. 4 to the Company's
         Registration Statement on Form S-1, Registration No. 33-42853, filed with the Commission on October 30, 1991)
 10.4    Trustee's Assignment of Ground Lease, dated March 19, 1992, by and between Leonard W. Harrington, Jr., Substitute Trustee, appointed by
         Deed of Appointment of Substitute Trustee dated August 29, 1990, and recorded August 31, 1990, as instrument no. 48429, and Black
         Entertainment Television, Inc. (incorporated by reference to Exhibit
         10.11 to the Company's Form 10-K for the fiscal period ended July 31,
         1992)
 10.5    Assignment of Purchase Agreement, dated March 17, 1992, between Black
         Entertainment Television, Inc. and BET Acquisition Corp. (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the
         fiscal period ended July 31, 1992)
 10.6    Agreement Among Stockholders among BET Holdings, Inc., Robert L.
         Johnson, TW/BET Holding Co. and LMC BET Inc. dated November 6, 1991,
         (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal period ended July 31, 1994)
 10.7    Affiliation Agreement, dated as of January 1, 1989, between Black
         Entertainment Television, Inc. and American Television and
         Communications Corporation (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No.
         33-42853, filed with the Commission on September 18, 1991)
 10.8    Affiliation Agreement, dated as of January 1, 1989, between Black
         Entertainment Television, Inc. and Satellite Services, Inc.
         (incorporated by reference to Exhibit 10.5 to the Company's
         Registration Statement on Form S-1, Registration No. 33-42853, filed with the Commission on September 18, 1991)
 10.9    Amendment to Affiliation Agreement dated March 3, 1993 between Black
         Entertainment Television, Inc. and Satellite Services, Inc.
         incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the fiscal period ended July 31, 1993)

(A)(3) EXHIBITS

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.10   Letter Agreement, dated January 29, 1991, among Time Warner Inc.,
         Butch Lewis Productions, Inc. and Black Entertainment Television,
         Inc., together with Agreement, dated as of January 1, 1991, among
         Butch Lewis Productions, Inc., Black Entertainment Television, Inc.,
         Joe Brown and Adrienne L. Brown (incorporated by reference to Exhibit
         10.6 to the Company's Registration Statement on Form S-1, Registration
         No. 33-42853, filed with the Commission on September 18, 1991)
 10.11   Transponder Lease Agreement, dated January 1, 1993, between Avalon
         Pictures, Inc. and IDB Communications Group, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal period ended July 31, 1993)
 10.12   Black Entertainment Television, Inc. TVRO Affiliation Agreement with
         HBO Satellite Services, Inc., dated as of February 9, 1990, together with Letter Agreement from HBO Satellite Services, Inc. to Black
         Entertainment Television, Inc. dated March 24, 1992 (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal period ended July 31, 1992)
 10.13   Purchase Agreement among Black Entertainment Television, Inc., The
         Time Inc. Magazine Company and Emerge Communications, Inc., dated as of December 31, 1991 (incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the fiscal period ended July 31, 1992)
 10.14   BET Holdings, Inc. Incentive Plan (incorporated by reference to
         Exhibit 10.9 to the Company's Registration Statement on Form S-1,
         Registration No. 33-42853, filed with the Commission on September 18,
         1991)
 10.15   BET Holdings, Inc. 1991 Executive Stock Option Plan as amended and restated August 1, 1994 (incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal period ended July 31, 1995)
 10.16   Black Entertainment Television, Inc. 401(k) Profit Sharing Plan
         (incorporated by reference to Exhibit 10.11 to the Company's
         Registration Statement on Form S-1, Registration No. 33-42853, filed with the Commission on September 18, 1991)
 10.17   Agreement by and between BET Pictures, Inc., Live Ventures, Inc. and
         QE + Limited dated February 1, 1994 (incorporated by reference to
         Exhibit 10.17 to the Company's Form 10-K for the fiscal period ended
         July 31, 1994)
 10.18   Agreement by and between BET Pictures, Inc., and New River
         Entertainment Corp. dated December 21, 1993 (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal period ended July 31, 1994)
 10.19   Purchase Agreement among Black Entertainment Television, Inc., Syncom
         Capital Corporation, Tower's Ventures, Inc., Future Value Ventures,
         Inc., Opportunity Capital Corporation, District Cablevision, Inc., The
         Estate of Dean E. Stetz, and Emerge Communications, Inc. dated
         September 26, 1994 (incorporated by reference to Exhibit 10.19 to the
         Company's Form 10-K for the fiscal period ended July 31, 1994)
 10.20   Purchase Agreement among Black Entertainment Television, Inc., Time
         Inc. and Emerge Communications, Inc. Dated October 7, 1994
         (incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the fiscal period ended July 31, 1994)
 10.21   Transponder Lease Agreement for Galaxy VII between Hughes
         Communications Galaxy, Inc., and BET Satellite Services, Inc.
         (incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the fiscal period ended July 31, 1994 as amended by Form 10K-A
         Amendment No. 2 the Form 10-K)

(A)(3) EXHIBITS

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.22   Transponder Lease Agreement for Galaxy VII between Hughes
         Communications Galaxy, Inc., and BET Satellite Services, Inc.
         (incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the fiscal period ended July 31, 1994 as amended by Form 10K-A
         Amendment No. 2 the Form 10K)
 10.23   BET Holdings, Inc. Incentive Plan for the President, effective August
         1, 1994 (incorporated by reference to Exhibit 10.23 to the Company's
         Form 10-K for the fiscal period ended July 31, 1995)
 10.24   Amendment No. 1 to the BET Holdings, Inc. Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the
         fiscal period ended July 31, 1995)
 10.25   Addendum to Transponder Lease Agreement for Galaxy VII between Hughes
         Communications Galaxy, Inc. and BET Satellite Services, Inc.
         (incorporated by reference to Exhibit 10.25 to the Company's Form 10-Q for the fiscal period ended January 31, 1996)
 10.26   Stock Purchase Agreement between Time Warner Entertainment Company,
         L.P. and BET Holdings, Inc. dated November 1, 1995 (incorporated by reference to Exhibit 10.26 to the Company's Form 8-K filed November 1,
         1995)
 10.27   Transponder Lease Agreement between Orion Atlantic, L.P. and BET
         Satellite Services, Inc. dated June 1, 1996 (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K for the fiscal period ended July 31, 1996)
 10.28   Joint Venture Agreement between Daily News, L.P. and Black
         Entertainment Television, Inc. dated July 31, 1996 (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal period ended July 31, 1996)
 10.29   Agreement to terminate the Joint Venture Agreement between Daily News,
         L.P. and Black Entertainment Television, Inc. dated March 2, 1997
 10.30   Joint Venture Agreement between Black Entertainment Television, Inc.,
         QE+, Ltd. and Encore Media Corporation dated September 17, 1996


 10.31   Investment and Loan Agreement between La-Van Hawkins UrbanCityFoods,
         LLC and BET Holdings, Inc. dated December 17, 1996
 13      1997 Annual Report to Shareholders (with the exception of the information expressly incorporated by reference in Items 1 , 5, 6, 7, and 8 of this report, the 1997 Annual Report to Shareholders is not to be deemed "filed" with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Securities
         Exchange Act of 1934)
 23      Consent of Independent Accountants
 27      Financial Data Schedule

(B) REPORTS ON FORM 8-K

  There was one Current Report on Form 8-K filed on September 23, 1997 to report, among other things, the receipt of the Letter by the Company in connection with the Offer as well as the announcement of the appointment of an independent committee to review the Offer.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BET HOLDINGS, INC.

                                                   /s/ Robert L. Johnson
                                          By:__________________________________
                                                     Robert L. Johnson
                                          Chairman of the Board and Chief
                                           Executive Officer

Date: October 29, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

     /s/ Robert L. Johnson           Chief Executive Officer and    October 29, 1997
____________________________________ Director
         ROBERT L. JOHNSON

   /s/ William T. Gordon, III        Chief Financial Officer and    October 29, 1997
____________________________________ Treasurer (Principal
       WILLIAM T. GORDON, III        Financial and Accounting
                                     Officer)

      /s/ Robert R. Bennet           Director                       October 29, 1997
____________________________________
          ROBERT R. BENNET

    /s/ Sheila Crump Johnson         Director                       October 29, 1997
____________________________________
       SHEILA CRUMP JOHNSON

       /s/ Delano E. Lewis           Director                       October 29, 1997
____________________________________
          DELANO E. LEWIS

       /s/ John C. Malone            Director                       October 29, 1997
____________________________________
          JOHN C. MALONE

      /s/ Denzel Washington          Director                       October 29, 1997
____________________________________
         DENZEL WASHINGTON

   /s/ Herbert P. Wilkins, Sr.       Director                       October 29, 1997
____________________________________
      HERBERT P. WILKINS, SR.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of BET Holdings, Inc.

  Our audits of the consolidated financial statements referred to in our report dated October 2, 1997 appearing in the BET Holdings, Inc. 1997 Annual Report (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                 /s/ Price Waterhouse LLP
                                          -------------------------------------
                                                  PRICE WATERHOUSE LLP

Washington, D.C.
October 2, 1997

                                                                    SCHEDULE II

                              BET HOLDINGS, INC.
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           (IN THOUSANDS OF DOLLARS)

                                          ADDITIONS
                                     -------------------
                          BALANCE AT CHARGED TO CHARGED                  BALANCE AT
                          BEGINNING  COSTS AND  TO OTHER                   END OF
      DESCRIPTION         OF PERIOD   EXPENSES  ACCOUNTS    DEDUCTIONS     PERIOD
      -----------         ---------- ---------- --------    ----------   ----------
Year ended July 31, 1995
  Allowance for doubtful
   accounts.............    $  973     $1,266    $  --        $  876 (1)   $1,363
  Deferred tax asset
   valuation allowance..       --         --      3,893 (2)      --         3,893
                            ------     ------    ------       ------       ------
                            $  973     $1,266    $3,893       $  876       $5,256
                            ======     ======    ======       ======       ======
Year ended July 31, 1996
  Allowance for doubtful
   accounts.............    $1,363     $  599    $  --        $  419 (1)   $1,543
  Deferred tax asset
   valuation allowance..     3,893        --        --           --         3,893
                            ------     ------    ------       ------       ------
                            $5,256     $  599    $  --        $  419       $5,436
                            ======     ======    ======       ======       ======
Year ended July 31, 1997
  Allowance for doubtful
   accounts.............    $1,543     $  490       --        $  200 (1)   $1,833
  Deferred tax asset
   valuation allowance..     3,893        --        --         3,893 (3)      --
                            ------     ------    ------       ------       ------
                            $5,436     $  490    $  --        $4,093       $1,833
                            ======     ======    ======       ======       ======

--------
(1) Write-off of uncollectible amounts, net of recoveries.
(2) Represents valuation allowance related to net operating loss carryforwards of Emerge Communications, Inc. (ECI) for income tax reporting purposes established pursuant to the purchase method of accounting in connection with the Company's increased ownership interest in ECI.
(3) Represents realization of acquired net operating loss carryforwards of ECI in connection with the merger of ECI with another of the Company's wholly owned subsidiaries on December 31, 1996.