Form 10-K/A
period 1997-07-31
BET HOLDINGS INC
filed 1997-11-28
CIK 879306

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549
                         -----------------------

                               FORM 10-K/A

                    FOR ANNUAL AND TRANSITION REPORTS
                 PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934




(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1997
                                    OR
/_/  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

                      COMMISSION FILE NUMBER 1-10880

                            BET HOLDINGS, INC.
          (Exact name of registrant as specified in its charter)

                    DELAWARE                           52-1742995
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                              ONE BET PLAZA
             1900 W PLACE, N.W., WASHINGTON, D.C. 20018-1211
                 (Address of principal executive offices)

                              (202) 608-2000
           (Registrant's telephone number, including area code)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            TITLE OF EACH                NAME OF EACH EXCHANGE ON
               CLASS                          WHICH REGISTERED
            -------------                -------------------------
         CLASS A COMMON STOCK,            NEW YORK STOCK EXCHANGE
          $.02 PAR VALUE

            INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES /X/   NO /_/

            INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /_/

            AS OF OCTOBER 17, 1997, THERE WERE 10,055,048 SHARES OF THE REGISTRANT'S CLASS A COMMON STOCK, $.02 PAR VALUE PER SHARE (THE "CLASS A STOCK"), OUTSTANDING. THE AGGREGATE MARKET VALUE OF SHARES HELD BY NON-AFFILIATES OF THE REGISTRANT (BASED ON THE CLOSING PRICE OF SUCH SHARES ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON OCTOBER 17, 1997) WAS APPROXIMATELY $340,371,000. AS OF OCTOBER 17, 1997, THERE WERE 1,831,600 SHARES AND 4,820,000 SHARES OF THE REGISTRANT'S CLASS B COMMON STOCK (THE "CLASS B STOCK") AND CLASS C COMMON STOCK (THE "CLASS C STOCK"), RESPECTIVELY, OUTSTANDING, NONE OF WHICH WERE HELD BY NON-AFFILIATES OF THE REGISTRANT.


                             EXPLANATORY NOTE

      This Amendment on Form 10-K/A to the Annual Report on Form 10-K of BET Holdings, Inc. ("BET Holdings"or the "Company") for the fiscal year ended July 31, 1997 (the "Form 10-K") sets forth the information required by Part III (Items 10, 11, 12 and 13) of the Form 10-K. The Part III information was originally incorporated into the Form 10-K by reference to BET Holding's definitive proxy statement which, at the time the Form 10-K was filed, was expected to be filed within 120 days after the end of the fiscal year covered by the Form 10-K. Since, however, no such definitive proxy statement will be filed within the 120-day period specified in General Instruction G to the Form 10-K, the Part III information is being reported herein. Capitalized terms used and not defined herein shall have the meanings ascribed to them in the Form 10-K.


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.


 A.   DIRECTORS OF THE COMPANY


      The directors of the Company as of October 17, 1997 and their ages, terms of office and a brief description of their business experience during the past five years, including any positions with the Company, are set forth below.

                           Director
Name                 Age     Since     Description

Robert L. Johnson    51      1991      Mr. Johnson founded Black Entertainment
                                       Television ("BET"), the Company's
                                       primary operating subsidiary, in
                                       1979. Mr. Johnson has served as
                                       President, Chief Executive Officer
                                       and a director of BET since its
                                       creation. Since 1991, Mr. Johnson
                                       has served as the Chairman of the
                                       Company's Board of Directors.
                                       Since 1991, Mr. Johnson has also
                                       served as Chief Executive Officer
                                       of the Company and has served as
                                       its President from 1991 until
                                       March 1996. Mr. Johnson is also
                                       the Chairman of District
                                       Cablevision, Inc. ("DCI"), a
                                       Washington, D.C. cable operating
                                       company which he founded in 1980,
                                       and has served as a director of
                                       Liberty Media Corporation
                                       ("Liberty") since December 1991.
                                       Since January 1994, Mr. Johnson
                                       has served as a director of Hilton
                                       Hotels Corporation.

John C. Malone,      56      1991      Since December 1996, Dr. Malone has
  Ph.D.                                served as Chairman of the Board
                                       and Chief Executive Officer of
                                       Tele-Communications, Inc. ("TCI"),
                                       the largest owner/operator of
                                       cable television systems in the
                                       United States. From 1973 through
                                       November 1996, Dr. Malone served
                                       as President and Chief Executive
                                       Officer of TCI. Dr. Malone has
                                       also served as the Chairman and a
                                       director of Liberty since 1991,
                                       and is a director of a variety of
                                       other affiliates of TCI, The Bank
                                       of New York and Discovery
                                       Communications, Inc. Dr. Malone
                                       has served as a director of BET
                                       since 1979 and as its Chairman
                                       from 1979 to 1991.

Herbert P. Wilkins,  55      1991      Since 1990, Mr. Wilkins has been
 Sr.                                   the President of Syncom Management
                                       Company, Inc., formally, W&J
                                       Management Company, Inc., which
                                       manages a group of minority
                                       oriented venture capital funds,
                                       including Syndicated
                                       Communications, Inc., Syncom
                                       Capital Corporation, Syndicated
                                       Communications Venture Partners
                                       II, L.P. and Syndicated
                                       Communications Venture Partners
                                       III, L.P. From 1977 to 1989, Mr.
                                       Wilkins served as President of
                                       Syndicated Communications, Inc. He
                                       has also been a director of DCI
                                       since 1982. Of the funds managed
                                       by Syncom Management Company,
                                       Inc., Syndicated Communications,
                                       Inc. is a shareholder of DCI. Mr.
                                       Wilkins has served as a director
                                       of BET, since 1983 and as a
                                       director of Cowles Media Company
                                       since 1992.

Delano E. Lewis      59      1994      Mr. Lewis has been President and
                                       Chief Executive Officer of
                                       National Public Radio since
                                       January 1994. From January 1990 to
                                       January 1994, Mr. Lewis served as
                                       Chief Executive Officer of C&P
                                       Telephone Company, a subsidiary of
                                       Bell Atlantic. From July 1988 to
                                       January 1990, Mr. Lewis was
                                       President of C&P Telephone
                                       Company. Mr. Lewis also serves as
                                       a director of Colgate Palmolive,
                                       Guest Services and Halliburton
                                       Company.

Denzel Washington    42      1996      Mr. Washington is an Academy Award
                                       winning and critically acclaimed
                                       feature film actor. Mr. Washington
                                       also serves as director of the
                                       Sundance Institute.

Sheila Crump Johnson 48      1991      Mrs. Johnson has served as
                                       Executive Vice President,
                                       Corporate Affairs of the Company
                                       since September 1992. From
                                       September 1991 to September 1992,
                                       she served as Vice President,
                                       Corporate Affairs of the Company.
                                       Since 1979 she has served as a
                                       director of BET and, since 1990,
                                       as Vice President, Corporate
                                       Affairs of BET. Prior to 1990,
                                       Mrs. Johnson was a lecturer and
                                       author in the area of early
                                       childhood music education.

Robert R. Bennett    39      1997      Since April 1997, Mr. Bennett has
                                       served as President and Chief
                                       Executive Officer of Liberty. Mr.
                                       Bennett served as Liberty's
                                       principal financial officer from
                                       1990 to April 1997. Mr. Bennett
                                       has also served as an Executive
                                       Vice President of TCI. From 1987
                                       to 1990, Mr. Bennett served as a
                                       Vice President and Director of
                                       Finance at TCI. Mr. Bennett has
                                       also served in the Communications
                                       Entertainment and Publishing
                                       Division of the Bank of New York.
                                       He also serves as a director of
                                       Discovery Communications Inc.

      Robert L. Johnson and Sheila Crump Johnson are married to one another. No other family relationships exist among any executive officers or directors of the Company.

      There is a shareholders' agreement among the Company, Mr. Johnson, TW/BET Holding Co. ("TW/BET") and LMC BET, Inc. dated November 6, 1991 which states that as long as Mr. Johnson, TW/BET and LMC BET, Inc. each continue to hold not less than 1,500,000 shares of Class B Stock or Class C Stock, each such shareholder will have the right to designate one nominee to the Company's Board of Directors (the "Board") and that each such other shareholder will use his or its best efforts to cause the election of the nominee of such shareholder. In December 1995, the Company repurchased 1,518,300 shares of Class A Stock and 1,518,300 shares of Class B Stock owned by TW/BET, after which TW/BET ceased to be a shareholder and no longer has a nominee serving on the Board. Mr. Bennett has been designated as LMC BET Inc.'s nominee to the Board. Mr. Lewis was designated as Mr. Johnson's nominee to the Board in connection with the Company's 1996 Annual Meeting of Shareholders.


 B.   EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers of the Company as of October 17, 1997 and their ages and positions with the Company are set forth below.

      Name                    Age               Position
      ----                    ---               --------
      Robert L. Johnson       51    Chairman of the Board of Directors, Chief
                                       Executive Officer
      Debra L. Lee            43    President and Chief Operating Officer
      William T. Gordon, III  44    Executive Vice President, Chief
                                      Financial Officer and Treasurer
      James A. Ebron          43    Executive Vice President, Corporate Media
                                      Sales
      Sheila Crump Johnson    48    Executive Vice President, Corporate
                                      Affairs and Director
      Jefferi K. Lee          40    Executive Vice President, Network
                                      Operations and Programming
      Curtis N. Symonds       42    Executive Vice President, Affiliate Sales
                                      and Marketing
      Janis P. Thomas         42    Executive Vice President, Brand Marketing
                                      and Licensing

      The executive officers of the Company serve at the pleasure of the Board of Directors. The following is a brief description for at least the past five years of the current executive officers of the Company.

      Mr. Johnson founded BET, the Company's primary operating subsidiary, in 1979. Mr. Johnson has served as President, Chief Executive Officer and a director of BET since its creation. Since 1991 Mr. Johnson has served as the Chairman of the Company's Board of Directors. Since 1991, Mr. Johnson also served as Chief Executive Officer of the Company and has served as its President from 1991 until March 1996. Mr. Johnson is also the Chairman of District Cablevision, Inc., a Washington, D.C. cable system operating company which he founded in 1980, and has served as a director of Liberty Media Corporation since December 1991. Since January 1994, Mr. Johnson has served as a director of Hilton Hotels Corporation.

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

      Mr. Ebron has served as Executive Vice President, Corporate Media Sales since September 1995. He previously served as Executive Vice President, Media Sales since 1992. Prior to that time, Mr. Ebron served as Vice President, Network Sales of the Company from September 1991 to September 1992 and as Vice President, Network Sales of BET from August 1983 until September 1991.

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

      Ms. Thomas has served as Executive Vice President, Brand Marketing and Licensing since August 1997. She previously served as Executive Vice President, Marketing and Merchandising from May 1996 to August 1997. Ms. Thomas served as Executive Vice President, Direct Marketing and Advertising Services from September 1992 to April 1996. Ms. Thomas served as Vice President, Advertising Services of the Company from September 1991 to September 1992 and of BET since September 1982.


 C.   OTHER SIGNIFICANT EMPLOYEES OF THE COMPANY

      Certain other significant employees of the Company as of October 17, 1997 and their ages and positions with the Company are set forth below.

      Name                    Age               Position

      Louis Carr              41          Senior Vice President, National
                                          Media Sales
      Maurita Coley           41          Senior Vice President,
                                          Network Operations and Programming
      Byron Marchant          40          Senior Vice President and
                                          General Counsel
      Scott Mills             29          Senior Vice President, Business
                                          Development


      Mr. Carr has served as Senior Vice President, National Media Sales since January 1995. Prior to that time, Mr. Carr served as Vice President, Midwest Advertising from August 1992 to January 1995. From August 1989 to August 1992, he served as Director, Midwest Advertising. He joined the Company as an account executive in August 1986.

      Ms. Coley has served as Senior Vice President, Network Operations and Programming, since August 1995. Prior to that time, Ms. Coley served as Senior Vice President, Legal Affairs of the Company from February 1993 through August 1995. Prior to February 1993, Ms. Coley was a partner with the Washington D.C. law firm of Cole, Raywid and Braverman. Ms. Coley joined Cole, Raywid & Braverman in November 1983.

      Mr. Marchant has served as Senior Vice President and General Counsel since May 1997. Mr. Marchant was a partner at Patton Boggs, L.L.P. from 1996 to 1997. Prior to 1996, Mr. Marchant was Senior Vice President and General Counsel for TeleCommunications Systems, Inc. Mr. Marchant has also held previous positions as senior legal advisor to Commissioner Andrew Barrett of the Federal Communications Commission and as an attorney with the law firm of Sidley & Austin.

      Mr. Mills has served as Senior Vice President, Business Development since September 1997. Prior to that time, Mr. Mills was a Vice President with the investment banking firm of Lehman Brothers since 1993.


D.    SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than ten percent (10%) of the Company's stock, to file initial reports of ownership and reports of changes in ownership with the Commission and the New York Stock Exchange. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers, directors and certain shareholders, the Company believes that its executive officers, directors and greater than ten percent (10%) beneficial owners complied with all applicable Section 16(a) filing requirements, except for: (i) the failure of Mr. Wilkins to file a Form
5 for the fiscal year ended July 31, 1997 to reflect 5,113 shares of Class A Stock which was distributed to him from Syndicated Communications Venture Partners II, L.P. and (ii) a Form 3 which was filed by Mr. Lewis on October
6, 1997 which was originally due when Mr. Lewis first became a director of the Company. The Form 3 filed by Mr. Lewis indicates that he does not beneficially own any securities of the Company.



ITEM 11.  EXECUTIVE COMPENSATION

 A.   COMPENSATION OF DIRECTORS

      Directors of the Company currently receive $25,000 per annum as compensation for attending meetings of the Board, reimbursement for travel and out-of-pocket expenses incurred in connection with Board meetings and otherwise with respect to their duties as directors.

      As discussed in Item 12(C) below, the Board has appointed Mr. Delano E. Lewis to serve on an independent committee (the "Independent Committee") which was established to review, evaluate and report to the Board its determination regarding an unsolicited proposal from Mr. Johnson and Liberty Media Corporation to acquire all of the outstanding shares of the Company's Class A Stock which they do not own at a price per share of $48.00 cash. The Company has agreed to compensate Mr. Lewis at the rate of $1,000 per Independent Committee meeting and to reimburse him for all reasonable expenses incurred in connection with his responsibilities thereto.


B.    EXECUTIVE COMPENSATION

      The following table provides certain summary information concerning compensation paid or accrued for the last three complete fiscal years ended July 31, 1997 to or on behalf of the Company's chief executive officer and the four other most highly paid executive officers of the Company during fiscal year 1997 for services in all capacities for the Company and its subsidiaries.


                                    SUMMARY COMPENSATION TABLE
                                                                              Long Term
                                        Annual Compensation                   Compensation
                        ---------------------------------------------------   Awards
                                                                              ------------
                                                                              Securities
Name and Principal                                           Other Annual     Underlying    All Other
     Position           Year    Salary($)    Bonus($)(2)  Compensation($)(3)  Options (#)   Compensation($)(4)
------------------      ----    ---------    -----------  ------------------  ------------  ------------------
Robert L. Johnson (1)   1997     877,121       381,121            0                   0         111,746
Chairman and CEO        1996     625,039       261,250            0                   0          95,456
                        1995     581,182       288,691        9,820             172,000         169,730

Debra L. Lee            1997     383,809       210,500            0                   0          4,750
President and           1996     227,771       243,925            0                   0          4,750
Chief Operating         1995     196,419       134,774        7,998              85,000          4,620
Officer

William Gordon          1997     248,531       127,230            0                   0          4,750
Executive Vice          1996     229,187       123,925            0                   0          4,750
President and Chief     1995     193,769       133,684        9,365              85,000          4,620
Financial Officer

Janis P. Thomas         1997     244,655       125,324            0                   0          5,195
Executive Vice          1996     225,614       123,925            0                   0          5,079
President, Brand        1995     192,866       133,684        7,811              85,000          3,446
Marketing and
Licensing

James A. Ebron          1997     268,164        92,924            0                   0          5,916
Executive Vice          1996     248,113       123,925            0                   0          9,458
President, Media        1995     227,941       159,103        9,380              85,000          9,143
Sales


 (1) Includes for Mr. Johnson director's fees paid for each fiscal year, but excludes salary, director's fees, bonus, options and other amounts paid or accrued to or on behalf of Mrs. Johnson in each fiscal year.
 (2) Includes Christmas bonuses for fiscal 1997, 1996 and 1995. Includes for Mr. Johnson amounts earned under the President's Incentive Plan for 1995. Includes for Messrs. Ebron and Gordon, and Ms. Lee and Ms. Thomas amounts earned under the Executive Incentive Plan for 1995. Includes amounts earned under a Special Retroactive Bonus program in fiscal 1995 for Messrs. Ebron and Gordon, and for Ms. Lee and Ms. Thomas.
 (3) Includes for fiscal 1995 amounts reimbursed for the payment of taxes on benefits.
 (4) Includes the payment by the Company of annual premiums of $111,746 paid during fiscal 1997, $95,456 during fiscal 1996 and $169,730 paid during fiscal 1995 for Split-Dollar Life insurance policies for Mr. Johnson. The Company is entitled to recover all premiums paid by the Company from any amounts paid by the insurer on such Split-Dollar Life insurance policies, and the Company has retained a collateral interest in each policy to the extent of the premiums paid by the Company with respect to such policy. Also included are: (i) contributions in 1997 by the Company pursuant to the Black Entertainment Television, Inc. 401(k) Plan for Mr. Ebron ($5,575), Ms. Lee ($4,750), Mr. Gordon ($4,750) and Ms. Thomas
     ($5,195); (ii) contributions in 1996 by the Company pursuant to the Black Entertainment Television, Inc. 401(k) Plan for Mr. Ebron ($4,935), Ms. Lee ($4,750), Mr. Gordon ($4,750) and Ms. Thomas
     ($5,079); and (iii) contributions in 1995 by the Company pursuant to the Black Entertainment Television, Inc. 401(k) Plan for Mr. Ebron ($4,620), Ms. Lee ($4,620), Mr. Gordon ($4,620) and Ms. Thomas
     ($3,446). The amount also includes in 1997, 1996 and 1995, below market interest of $341, $4,523 and $4,523, respectively, attributable to loans made by the Company to Mr. Ebron.



 C.   STOCK OPTION GRANTS IN FISCAL 1997

      No stock options were granted during fiscal year 1997 to the named executive officers.


 D. AGGREGATED OPTION EXERCISES IN FISCAL 1997 AND VALUE OF OPTIONS AT END OF FISCAL 1997

       The following table provides certain information concerning the exercise of stock options by the named executive officers during fiscal year 1997 and the number and value of unexercised options held by the named executive officers as of July 31, 1997.


                                                      Number of
                                                      Securities Underlying          Value of Unexercised
                                                      Unexercised Options at         In-the-Money Options at
                                                      End of Fiscal 1997(#)          End of Fiscal 1997($)(1)
                                                      ----------------------------   ---------------------------
                         Shares Acquired    Value
Name                      on Exercise       Realized  Exercisable   Nonexercisable   Exercisable   Unexercisable
----                     ---------------    --------  -----------   --------------   -----------   -------------
Robert L. Johnson........          0               0     115,200        68,800       $2,572,200      $1,530,800
James A. Ebron...........     10,000        $204,500     150,800        41,000       $3,826,000      $  946,900
William Gordon...........          0               0     176,000        41,000       $4,443,398      $  946,900
Debra L. Lee..............         0               0     191,000        41,000       $4,859,850      $  946,900
Janis Thomas...............        0               0     191,000        41,000       $4,859,850      $  946,900


 (1) These amounts represent the excess of the fair market value of the Class A Common Stock of $40.00 per share as of July 31, 1997, above the exercise price of the options.


 G.   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


      During fiscal 1997, Herbert P. Wilkins, Sr. and Delano E. Lewis served as members of the Company's Compensation Committee. In addition to serving on the Company's Compensation Committee, Mr. Wilkins and Mr. Lewis also serve on the Company's Audit Committee.

      Mr. Wilkins also serves as a director of TCI Great Lakes, Inc., one of TCI's six regional operating companies, and is also a director and stockholder of DCI.



ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


 A.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      Except as otherwise noted, the following table sets forth information with respect to the beneficial ownership of the Company's Class A Stock, Class B Stock and Class C Stock as of October 17, 1997 by each person known to the Company to own beneficially more than 5% of the outstanding shares of any class of the Common Stock. The persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table.



                                     Class A Stock      Class B Stock    Class C Stock
                                 -------------------   ---------------  ---------------    Percent of vote of
                                   Number of           Number of        Number of          All Classes of
Name of Beneficial Owner            Shares      %(a)    Shares      %     Shares     %     Common Stock(a)

Robert L. Johnson (b)...........  2,147,103(c)  20.9   0           0.0  4,820,000  100.0     65.6
Tele-Communications, Inc. (d)...  1,831,600(e)  18.2   1,831,600   100   0             0     26.3
GAMCO Investors, Inc.
  et al. (f)....................  1,426,250     14.2   0           0.0   0         0.0        1.5
Capital Group Cos., Inc.
  et al & affiliates (g)........    662,100      6.6   0           0.0   0         0.0        0.9


 (a) Shares issuable upon exercise of options that are exercisable currently or within the next sixty days are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person.
 (b) The business address for such person is One BET Plaza, 1900 W Street, N.E., Washington, D.C. 20018.
 (c) Includes 115,200 shares of Class A Stock which are subject to purchase upon exercise of options, 103,600 shares of Class A Stock owned beneficially by Sheila Crump Johnson, Mr. Johnson's wife, of which 103,500 shares are subject to purchase upon exercise of options. Mr. Johnson disclaims beneficial ownership of all shares owned by his wife. Excludes Class A Stock issuable upon conversion of Class C Stock, which is convertible into Class A Stock on a one for one basis, and is entitled to 10 votes per Share, since such Class C Stock is shown separately above. If such Class C Stock were converted into Class A Stock, Mr. Johnson would beneficially own 46.2% of such Class A Stock.
 (d) Based solely on information contained in Amendment No. 1 to TCI's report on Schedule 13D dated September 15, 1997 relative to ownership in the Company's Common Stock as of September 10, 1997. The business address for TCI is Terrace Tower II, 5619 DTC Parkway, Englewood, Colorado 80111. The record holder of these shares is LMC BET, Inc., a wholly-owned subsidiary of Liberty. Mr. Bennett is an Executive Vice President of TCI and the President and Chief Executive Officer of Liberty. Mr. Bennett has been designated as LMC BET, Inc.'s nominee to the Company's Board. John Malone, a director of the Company, is the Chairman of the Board and Chief Executive Officer of TCI.
 (e) Excludes Class A Stock issuable upon conversion of Class B Stock, which is convertible into Class A Stock on a one for one basis and is entitled to 10 votes per Share, since such Class B Stock is shown separately above. If such Class B Stock were converted into Class A Stock, TCI would beneficially own 44.1% of the Class A Stock.
 (f) Based solely on information contained in Amendment No. 9 to the report on Schedule 13D dated November 19, 1997 relative to ownership in the Company's Class A Stock as of November 17, 1997. The shares listed consist of shares held by Gabelli Funds, Inc. (337,500), GAMCO Investors, Inc. (1,078,250), Gabelli Asset Management Company International Advisory Services Ltd. (3,000), Gabelli Associates Limited (2,000), Gabelli International Limited (2,500) and Gabelli International II Limited (3,000). Mr. Mario Gabelli is deemed to have beneficial ownership of all such shares, and Gabelli Funds, Inc. is deemed to have beneficial ownership of all such shares. The business address for such persons is One Corporate Center, Rye, New York 10580-1434. Of the 1,426,250 shares of Class A Stock reported, each entity has the sole power to vote or direct the vote and sole power to dispose or to direct the disposition of the securities reported for it, either for its own benefit or for the benefit of its investment clients or its partners, as the case may be, except that: (i) GAMCO Investors, Inc. does not have authority to vote 16,000 of the reported shares; (ii) Gabelli Funds, Inc., which currently provides management services for various funds which are registered investment companies (the "Funds"), has sole dispositive and voting power with respect to the 337,500 shares held by the Funds, so long as the aggregate voting interest of all joint filers does not exceed 25% of their voting interest in the Company and in that event, each of the Funds shall respectively vote that Fund's shares; (iii) at any time, each Fund may take and exercise in its sole discretion the entire voting power with respect to the shares held by such Fund under special circumstances such as regulatory considerations; and (iv) the power of Mr. Gabelli and Gabelli Funds, Inc. is indirect with respect to the shares beneficially owned directly by the other entities.
 (g) Based solely upon information contained in their report on Schedule 13G dated February 12, 1997 filed jointly by The Capital Group Companies, Inc., Capital Research and Management Company and SMALL CAP World Fund, Inc. relative to ownership in the Company's Common Stock as of February 12, 1997. Capital Research and Management Company, a wholly owned subsidiary of The Capital Group Companies, Inc., serves as investment adviser to SMALLCAP World Fund, Inc. The business address for such person is 333 South Hope Street, Los Angeles, California 90071. The Capital Group Companies, Inc. and Capital Research and Management Company both have dispositive power over the 662,100 shares and SMALLCAP World Fund, Inc. has sole voting power over the 662,100 shares.


 B.   SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth certain information concerning the beneficial ownership of the Common Stock by each of the Company's directors and nominees, each executive officer named in the Summary Compensation Table, and by all executive officers, directors and nominees of the Company as a group as of October 17, 1997. Under the rules of the Securities and Exchange Commission, generally, a person is deemed to be a "beneficial owner" of a security if he has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. Thus, more than one person may be deemed a beneficial owner of the same security. Except as otherwise indicated, each person listed below has informed the Company that such person has (i) sole voting and investment power with respect to such person's shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to such person's shares of stock.



                                     Class A Stock         Class B Stock      Class C Stock
                                  -------------------    ---------------  -----------------
                                  Number of              Number of          Number of
Name of Beneficial Owner          Shares         %(a)    Shares      %      Shares      %
-------------------------------------------------------------------------------------------
Robert L. Johnson (b)..........   2,147,103      20.9     0          *    4,820,000   100.0
William Gordon (c).............     176,842       1.7     0          *    0           *
Sheila Crump Johnson (d).......     103,600       1.0     0          *    0           *
John C. Malone, Ph.D. (e)......        0         *        0          *    0           *
Robert R. Bennett (f)..........        0         *        0          *    0           *
Denzel Washington..............        0         *        0          *    0           *
Herbert P. Wilkins, Sr. (g)....       5,113      *        0          *    0           *
Delano E. Lewis................        0         *        0          *    0           *
James A. Ebron (h).............     150,800       1.5     0          *    0           *
Debra L. Lee (i)................    191,550       1.9     0          *    0           *
Janis P. Thomas (j).............    191,100       1.9     0          *    0           *
All Directors, Officers and
Nominees as a Group (k)......     3,173,303      28.1     0          *    4,820,000   100.0

-----------------
*  Less than one percent (1%).

    (a) Shares issuable upon exercise of options that are exercisable currently or within the next sixty days are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person.
    (b) Includes (i) 115,200 shares of Class A Stock which are subject to purchase upon exercise of options and (ii) 103,600 shares of Class A Stock owned by Sheila Crump Johnson, Mr. Johnson's wife, of which 103,500 shares are subject to purchase upon exercise of options. Mr. Johnson disclaims beneficial ownership of all shares owned by his wife. Excludes Class A Stock issuable upon conversion of Class C Stock, which is convertible into Class A Stock on a one for one basis, and is entitled to 10 votes per share, since such Class C Stock is shown separately above. If such Class C Stock were converted into Class A Stock, Mr. Johnson would beneficially own 46.2% of such Class A Stock. By virtue of his ownership of the Class A Stock and the Class C Stock, Mr. Johnson is entitled to 65.6% of the vote of all classes of the Company's common stock.
    (c) Includes 176,000 shares of Class A Common Stock subject to purchase upon exercise of options by Mr. Gordon. The remaining 842 shares are directly owned by Mr. Gordon.
    (d) Excludes shares of Common Stock owned by Robert L. Johnson, Mrs. Johnson's husband, as to which Mrs. Johnson disclaims beneficial ownership. Includes 103,500 shares of Class A Common Stock which are subject to purchase upon exercise of options. The remaining 100 shares are directly owned by Mrs. Johnson.
    (e) Dr. Malone is a director and Chairman of the Board of Liberty, a wholly owned subsidiary of TCI. Dr. Malone is also Chairman of the Board and Chief Executive Officer of TCI. Dr. Malone disclaims beneficial ownership of 1,831,600 shares of Class A
        Stock and 1,831,600 shares of Class B Stock owned of record by LMC BET, Inc. (a wholly-owned subsidiary of Liberty Media Corporation) and beneficially owned by TCI, none of which have been attributed to him in the table.
    (f) Mr. Bennett is an Executive Vice President of TCI and the
        President and Chief Executive Officer of Liberty. Mr. Bennett disclaims beneficial ownership of 1,831,600 shares of Class A
        Stock and 1,831,600 shares of Class B Stock owned of record by LMC BET, Inc. (a wholly-owned subsidiary of Liberty Media Corporation) and beneficially owned by TCI, none of which have been attributed to him in the table.
    (g) Includes 4,436 shares as to which Mr. Wilkins shares voting and investment power with two limited partners of Syndicated Communications Venture Partners II, L.P.
    (h) Includes 150,800 shares of Class A Stock subject to purchase upon exercise of options by Mr. Ebron.
    (i) Includes (i) 191,000 shares of Class A Stock subject to purchase upon exercise of options by Ms. Lee; (ii) 100 shares of Class A Stock held by her spouse, with respect to which Ms. Lee disclaims beneficial ownership; and (iii) 100 shares of Class A Stock held by an investment club in which Ms. Lee is a member, with respect to which Ms. Lee disclaims beneficial ownership. The remaining 350 shares are directly owned by Ms. Lee.
    (j) Includes 191,000 shares of Class A Stock subject to purchase upon exercise of options by Ms. Thomas. Ms. Thomas shares voting and investment power in the remaining 100 shares with her spouse.
    (k) Excludes shares of Class A Stock and Class B Stock which have not been attributed to any director in the table and Class A Stock issuable upon conversion of Class C Stock. Includes 1,238,195 shares of Class A Stock, which are subject to purchase upon exercise of options. Ownership of the Class A Stock and the Class
        C Stock by the directors, officers and nominees as a group entitles them to 66.0% of the vote of all classes of the Company's common stock.


 C.   CHANGES IN CONTROL - - PROPOSED OFFER

      On September 10, 1997 the Board of Directors received an unsolicited proposal from Mr. Johnson and Liberty Media Corporation to acquire, through an acquisition corporation to be formed by them, all of the outstanding shares of the Company's Class A Stock which they do not own at a price per share of $48.00 cash (the "Offer").

      Mr. Johnson and Liberty are holders of approximately 38.67% of the Company's outstanding shares of Class A Stock. However, Mr. Johnson owns 100% of the Class C Stock and Liberty owns 100% of the Class B Stock. Such Class B Stock and Class C Stock are convertible into Class A Stock on a one for one basis. If such Class B Stock and Class C Stock were converted into Class A Stock, Mr. Johnson and Liberty would beneficially own 62.8% of the Company's outstanding shares of Class A Stock. Because of the voting power attributable to the Class B Stock and the Class C Stock beneficially owned by Mr. Johnson and Liberty, the shares beneficially owned by Mr. Johnson and Liberty constitute approximately 91.8% of the outstanding voting power of all of the outstanding shares of Company.

      At a meeting held on September 15, 1997, the Board appointed an independent committee, consisting of Mr. Delano E. Lewis, to review, evaluate, and report to the Board its determination regarding the Offer.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


AGREEMENTS WITH CABLE AFFILIATES

      LMC BET, Inc. (a wholly-owned subsidiary of Liberty), one of the Company's shareholders, is an affiliate of TCI. TCI controls a number of cable affiliates with which BET has entered into affiliation agreements pursuant to which such cable affiliates carry the BET Cable Networks. BET's affiliation agreements with both related and unrelated cable affiliates are substantially similar. The Company earned approximately $16,382,000 from cable operators affiliated with Liberty in fiscal 1997. These affiliates accounted for approximately 24% of BET Cable Network's subscribers and 28% of subscriber fee revenues in fiscal 1997. In addition, Mr. Johnson, who is a stockholder and director of the Company, and Mr. Wilkins, who is a director of the Company, are also directors and stockholders of DCI, the cable system serving Washington, D.C. DCI is operated by Satellite Services, Inc. ("SSI"), an affiliate of Liberty, with whom BET has an affiliation agreement. DCI offers BET Cable Network programming to its subscribers. A pro rata portion of the subscriber fee revenues received by BET under its contract with SSI is attributable to the carriage of the BET Cable Network by DCI.


LOANS TO MANAGEMENT

      In December 1991 and May 1992, the Company made loans to Mr. Ebron, an executive officer of the Company, in the amounts of $75,000 and $100,000, respectively. The loans bear interest at a rate of 5% per annum, payable monthly, and were originally due on August 1, 1995. The Company granted Mr. Ebron an extension for the repayment of the loans which required annual payments of approximately $50,000 during fiscal years 1997 and 1998. The largest amount outstanding during fiscal 1997 was $111,749. As of July 31, 1997, $58,573 (including accrued and unpaid interest) was outstanding under the loan. As of October 17, 1997, $1,550 (including accrued and unpaid interest) remained outstanding under the loan.

AGREEMENTS WITH RELATED PARTIES

      In February 1994, BET Films, Inc., a subsidiary of the Company, and QE + Limited, an indirect wholly-owned subsidiary of TCI, and Live Entertainment, Inc., an unrelated third party, entered into a partnership agreement establishing BET Film Productions, a joint venture which plans to develop, produce and distribute motion pictures targeted primarily to minority audiences. Under the joint venture agreement, each of the parties owns a one-third interest in the joint venture and has agreed to contribute up to $5 million as a capital contribution to the joint venture. To date $1,050,000 has been funded by the Company towards the capital contribution obligation for the joint venture.

    In December 1996, the Company and Encore Media Corporation, a wholly-owned subsidiary of Liberty, formed a joint venture, BET Movies/Starz!3, LLC, for the purposes of the creation, operation, programming, packaging, distribution, advertising, sales, exhibition and marketing of the BET Movies/Starz!3 cable television programming service, a pay TV channel within the Starz!-Encore 8 multiplex showcasing Black film artists and targeted to African-American viewers. To date $4,144,000 has been funded by the Company towards the capital contribution obligation for the joint venture. Pursuant to the terms of a term sheet executed in September 1997, the venturers agreed to modify the venture such that the Company is not required to make additional equity contributions to the venture. However, the Company is required to loan the venture up to $4 million through December 31, 1997.

      During December 1995, the Company entered into a loan agreement with R&S PCS, Inc., an entity wholly owned by the Company's Chairman and Chief Executive Officer, Robert L. Johnson, whereby the Company agreed to loan R&S PCS, Inc. up to $10 million on a revolving basis. Loan advances bear interest at the prime lending rate plus 2% and are secured by 40,000 shares of the Company's common stock owned by Mr. Johnson. The largest amount outstanding during fiscal 1997 was $8,933,000. At July 31, 1997, advances aggregating $8,933,000 were outstanding. As of July 31, 1997 $9,933,000 (including accrued and unpaid interest) was outstanding under the loan. Substantially all loan advances were used by R&S PCS, Inc. to establish eligibility to participate in the Broadband PCS C Block Auction in which R&S PCS, Inc. was a successful bidder. The Company is currently engaged in negotiations to acquire an equity interest in R&S PCS, Inc.


TRANSACTIONS WITH MANAGEMENT

      During May 1996, the Company purchased promissary notes in the aggregate principal amount of $2.2 million from Mr. Johnson. In connection with this transaction, Mr. Johnson guaranteed repayment of these notes plus certain other related notes already held by the Company. All notes receivable guaranteed by Mr. Johnson bear interest at the prime lending rate plus 2%, payable monthly; are secured by certain real property; and mature at varying dates through the Company's fiscal year ending July 31, 2001. Interest income earned from notes receivable guaranteed by Mr. Johnson was $.4 million during fiscal year 1997.

      In 1993 the Company acquired property known as 63236 Beryl Road, Alexandria, Virginia. Since that time the property has deteriorated into a state of significant disrepair and the Company has been unable to sell it. In July 1997, the Board accepted an offer from Mr. Gordon and another officer of the Company to purchase the property for the sum of $70,000. The $70,000 purchase price has been paid in its entirety.


AGREEMENT AMONG STOCKHOLDERS

      There is a shareholders' agreement among the Company, Mr. Johnson, TW/BET and LMC BET, Inc. pursuant to which Mr. Johnson, TW/BET and LMC BET, Inc. would have certain rights to require that the Company file a registration statement with the Securities and Exchange Commission (the "Commission") to permit them to effect a public offering of their shares of Class A Stock. In December 1995, the Company repurchased all of the Class A and Class B Common Stock owned by TW/BET at that time.

      Pursuant to the agreement between the Company and the remaining holders of such registration rights, the holders may under certain circumstances request registration of their shares of Class A Stock and, subject to certain minimum size conditions, the Company generally will be required to use its best efforts to effect any such registration on demand. The Company is not generally required to effect more than two such demand registrations for each such holder of Class B Stock and each such holder of Class C Stock. The holders of Class B Stock and the holders of Class C Stock also have certain "piggyback" rights that require the Company to notify them and to include all of the shares of Class A Stock requested to be included by such holders in any registration statement that the Company proposes to file with the Commission to register any of its securities, either for its own account or for the account of other stockholders, with certain exceptions.

      Subsequently, the Company has further agreed to pay certain costs associated with registering the shares of Class A Stock of such shareholders (other than expenses of counsel and experts retained by such shareholders and expenses of underwriting that are customarily paid by selling shareholders, such as underwriting commissions attributable to shares being sold by such shareholders).

      In addition, each of such shareholders (a) has the right to designate one nominee to the Board as long as such shareholder holds at least 1,500,000 shares of either Class B Stock or Class C Stock and (b) has agreed to use his or its best efforts to cause the election of each other such shareholder's nominee.


PROPOSED OFFER

      For information concerning the Offer from Mr. Johnson and Liberty, see Item12(C).



                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BET HOLDINGS, INC.

                                          By: /s/ Robert L.Johnson
                                                Robert L. Johnson
                                                Chairman of the Board and
                                                Chief Executive Officer

                                          Date:  November 28,1997

    Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                          Title                   Date
    ---------                          -----                   ----
/s/ Robert L. Johnson          Chief Executive Officer    November 28, 1997
---------------------------     and Executive Officer
Robert L. Johnson

/s/ William T. Gordon, III     Chief Financial Officer    November 28, 1997
---------------------------     and Treasurer (Principal
William T. Gordon, III          Financial and Accounting
                                Officer)

/s/ Robert R. Bennett          Director                   November 28, 1997
---------------------------
Robert R. Bennett

/s/ Sheila Crump Johnson       Director                   November 28, 1997
---------------------------
Sheila Crump Johnson

/s/ Delano E. Lewis            Director                   November 28, 1997
---------------------------
Delano E. Lewis

/s/ John C. Malone             Director                   November 28, 1997
---------------------------
John C. Malone

/s/ Denzel Washington          Director                   November 28, 1997
---------------------------
Denzel Washington

/s/ Herbert P. Wilkins, Sr.    Director                   November 28, 1997
---------------------------
Herbert P. Wilkins, Sr.