Form 10-Q
period 1997-10-31
BET HOLDINGS INC
filed 1997-12-15
CIK 879306

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended October 31, 1997

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

                                                         SHARES OUTSTANDING AT
                                                           DECEMBER 5, 1997
                                                         ---------------------
         CLASS A COMMON STOCK                                 10,060,748
         CLASS B COMMON STOCK                                  1,831,600
         CLASS C COMMON STOCK                                  4,820,000

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               BET HOLDINGS, INC.

                                   FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
 PART I FINANCIAL INFORMATION
 Item 1. Financial Statements:
         Condensed Consolidated Balance Sheets as of October 31, 1997
          and July 31, 1997.............................................    1
         Condensed Consolidated Statements of Income for the Three
          Months ended October 31, 1997 and 1996........................    3
         Condensed Consolidated Statements of Cash Flows for the Three
          Months ended October 31, 1997 and 1996........................    4
         Notes to Condensed Consolidated Financial Statements...........    5
 Item 2. Management's Discussion and Analysis of Results of Operations
          and Financial Condition.......................................    6
 PART II OTHER INFORMATION...............................................  13

                               BET HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                       OCTOBER 31,   JULY 31,
                                                          1997         1997
                                                      ------------- -----------
                                                      IN THOUSANDS OF DOLLARS
                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents..........................  $     4,390  $     7,094
  Accounts receivable, less allowance for doubtful
   accounts of $1,983 and $1,833 at October 31, 1997
   and July 31, 1997, respectively...................       34,334       34,434
  Prepaid expenses and other assets..................        8,853        9,594
  Current portion of programming rights, net.........        2,957        1,534
  Deferred tax benefit...............................        3,445        2,937
                                                       -----------  -----------
    TOTAL CURRENT ASSETS.............................       53,979       55,593
Property and equipment, net..........................       87,374       85,085
Notes receivable.....................................       12,676       12,654
Investments in and advances to unconsolidated
 affiliates..........................................       12,539        6,864
Programming rights, less current portion.............        2,040          973
Goodwill and other intangibles, net..................        9,466        9,710
Other assets.........................................        3,137        2,632
                                                       -----------  -----------
    TOTAL ASSETS.....................................  $   181,211  $   173,511
                                                       ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                               BET HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                           OCTOBER 31, JULY 31,
                                                              1997       1997
                                                           ----------- --------
                                                             IN THOUSANDS OF
                                                                 DOLLARS
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses..................   $ 12,044   $ 10,192
  Accrued compensation...................................      4,581      5,781
  Current portion of programming rights payable..........      4,108      2,723
  Deferred revenue.......................................      2,727      1,175
  Current maturities of long-term debt...................      2,554      2,646
                                                            --------   --------
    TOTAL CURRENT LIABILITIES............................     26,014     22,517
Long-term debt, less current maturities..................     52,704     60,347
Programming rights payable, less current portion.........      1,178        --
Deferred income taxes....................................      3,747      1,880
Other liabilities........................................        265        349
                                                            --------   --------
    TOTAL LIABILITIES....................................     83,908     85,093
                                                            --------   --------
                  SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value, 15,000,000 shares
 authorized, no shares issued or outstanding.............        --         --
Common stock; $.02 par value:
  Class A; 50,000,000 shares authorized, 12,900,348 and
   12,888,848 shares issued and 10,060,748 and 10,049,248
   shares outstanding at October 31, 1997 and July 31,
   1997, respectively....................................        258        258
  Class B; 15,000,000 shares authorized, 3,349,900 shares
   issued, 1,831,600 shares outstanding..................         67         67
  Class C; 15,000,000 shares authorized, 4,820,000 shares
   issued and outstanding................................         96         96
Additional paid-in capital...............................     47,457     47,123
Retained earnings........................................    130,545    121,994
Cost of 2,839,600 Class A and 1,518,300 Class B common
 shares held in treasury at October 31, 1997 and July 31,
 1997....................................................    (81,120)   (81,120)
                                                            --------   --------
    TOTAL SHAREHOLDERS' EQUITY...........................     97,303     88,418
                                                            --------   --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........   $181,211   $173,511
                                                            ========   ========


   The accompanying notes are an integral part of these financial statements.

                               BET HOLDINGS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                            OCTOBER 31,
                                                       ----------------------
                                                          1997        1996
                                                       ----------  ----------
                                                       IN THOUSANDS, EXCEPT
                                                         PER SHARE AMOUNTS
OPERATING REVENUES
Advertising........................................... $   23,152  $   19,661
Subscriber............................................     17,658      15,954
Other.................................................      1,514         327
                                                       ----------  ----------
TOTAL OPERATING REVENUES..............................     42,324      35,942
                                                       ----------  ----------
OPERATING EXPENSES
Production and programming............................     12,461      11,147
Marketing.............................................      6,375       5,620
General and administrative............................      5,357       4,768
Depreciation and amortization of intangibles..........      2,426       2,034
                                                       ----------  ----------
TOTAL OPERATING EXPENSES..............................     26,619      23,569
                                                       ----------  ----------
INCOME FROM OPERATIONS................................     15,705      12,373
                                                       ----------  ----------
NONOPERATING INCOME (EXPENSE)
Interest income.......................................        490         331
Interest expense......................................     (1,122)     (1,011)
Other, net............................................       (880)       (502)
                                                       ----------  ----------
INCOME BEFORE INCOME TAXES............................     14,193      11,191
Provision for income taxes............................     (5,642)     (4,604)
                                                       ----------  ----------
INCOME FROM CONTINUING OPERATIONS.....................      8,551       6,587
Loss from discontinued operations net of income tax
 benefit of $321......................................        --         (482)
                                                       ----------  ----------
NET INCOME............................................ $    8,551  $    6,105
                                                       ==========  ==========
NET INCOME PER COMMON SHARE
Income from continuing operations..................... $      .48  $      .38
Discontinued operations...............................        --         (.03)
                                                       ----------  ----------
                                                       $      .48  $      .35
                                                       ==========  ==========
Weighted Average Common and Common Equivalent Shares
 Outstanding..........................................     17,858      17,525
                                                       ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                               BET HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                          OCTOBER 31,
                                                    -------------------------
                                                        1997         1996
                                                    ------------  -----------
                                                    IN THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................... $      8,551  $     6,105
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization of other
   intangibles.....................................        2,426        2,034
  Amortization of programming rights...............          902          795
  Equity in losses of unconsolidated affiliates....          876          371
  Deferred income taxes............................        1,359          (85)
  Income tax benefit from exercise of common stock
   options.........................................          130           55
  Decrease (increase) in accounts receivable.......          100       (2,341)
  Decrease in other current assets.................          741          648
  Increase in deferred revenue.....................        1,552           66
  Increase in other liabilities....................        3,131        1,760
                                                    ------------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES..........       19,768        9,408
                                                    ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...............................       (4,471)      (2,581)
Acquisition of programming rights..................       (3,392)        (665)
Additions to notes receivable......................          (25)      (3,208)
Collection of notes receivable.....................            3          500
Investment in and advances to unconsolidated
 affiliates........................................       (6,551)        (193)
Increase in other assets...........................         (505)         (28)
                                                    ------------  -----------
NET CASH USED IN INVESTING ACTIVITIES..............      (14,941)      (6,175)
                                                    ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt...............      (10,735)      (5,192)
Borrowings.........................................        3,000        3,500
Proceeds from issuance of common stock.............          204          270
Repurchase of common stock.........................          --          (946)
                                                    ------------  -----------
NET CASH USED IN FINANCING ACTIVITIES..............       (7,531)      (2,368)
                                                    ------------  -----------
Net (decrease) increase in cash and cash
 equivalents.......................................       (2,704)         865
Cash and cash equivalents, beginning of period.....        7,094        4,147
                                                    ------------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD........... $      4,390  $     5,012
                                                    ============  ===========

   The accompanying notes are an integral part of these financial statements.

                               BET HOLDING, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

  These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended July 31, 1997. The results of operations for the three months ended October 31, 1997 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending July 31, 1998.

NOTE 2: NEW ACCOUNTING STANDARD

  Statement of Financial Accounting Standards No. 128, "Earnings Per Share", is required to be adopted beginning with the Company's fiscal quarter ending January 31, 1998. The Company anticipates that adoption of this standard will not materially affect the computation of its earnings per share but will require the presentation and disclosure of additional information.

                              BET HOLDINGS, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

GENERAL

  BET Holdings, Inc. (the "Company") operates predominantly in the cable television programming industry. Its cable television programming operations are conducted through Black Entertainment Television ("BET"), BET on Jazz: The Cable Jazz Channel ("BET on Jazz") and Action Pay-Per-View ("Action"). Both BET and BET on Jazz are basic cable networks with revenues derived primarily from sales of advertising time and monthly subscribership fees. Action provides programming on a pay-per-view basis. Ancillary businesses established to leverage and expand the BET brand name include the publication of Emerge and BET Weekend magazines and operation of the BET SoundStage restaurant, which opened in January 1997.

  In connection with the Company's plan for disposal of its Color Code skin care business segment, effective July 31, 1997 it recorded a provision for losses expected to be incurred from the disposition. Accordingly, operating results of the Color Code business segment are accounted for as discontinued operations.

CONSOLIDATED RESULTS OF OPERATIONS

  The Company's consolidated results of operations were as follows
(unaudited):

                                                        THREE MONTHS ENDED
                                                            OCTOBER 31,
                                                     -------------------------
                                                         1997         1996
                                                     ------------ ------------
                                                     IN THOUSANDS OF DOLLARS,
                                                     EXCEPT PER SHARE AMOUNTS
   Operating revenues............................... $     42,324 $     35,942
                                                     ============ ============
   Income from operations........................... $     15,705 $     12,373
                                                     ============ ============
   Income before income taxes....................... $     14,193 $     11,191
                                                     ============ ============
   Income from continuing operations................ $      8,551 $      6,587
                                                     ============ ============
   Discontinued operations.......................... $        --  $       (482)
                                                     ============ ============
   Net income....................................... $      8,551 $      6,105
                                                     ============ ============

OPERATING RESULTS BY BUSINESS UNIT

  Summarized results of operations by each of the Company's significant business units were as follows (unaudited):

                                                           THREE MONTHS ENDED
                                                               OCTOBER 31,
                                                           --------------------
                                                             1997       1996
                                                           ---------  ---------
                                                             IN THOUSANDS OF
                                                                 DOLLARS
   OPERATING REVENUES
   BET.................................................... $  36,829  $  32,635
   Action.................................................     2,135      2,262
   BET on Jazz............................................       121         87
   Magazine Publishing....................................     1,775        958
   Restaurant Group.......................................     1,464        --
                                                           ---------  ---------
     TOTAL................................................ $  42,324  $  35,942
                                                           =========  =========
   INCOME (LOSS) FROM OPERATIONS
   BET.................................................... $  18,835  $  14,848
   Action.................................................       (75)        (4)
   BET on Jazz............................................    (2,087)    (1,507)
   Magazine Publishing....................................      (554)      (963)
   Restaurant Group.......................................      (414)        (1)
                                                           ---------  ---------
     TOTAL................................................ $  15,705  $  12,373
                                                           =========  =========

  Income (loss) from operations presented in the preceding table does not reflect the allocation of certain overhead and administrative costs incurred by BET which relate to all of the Company's business units.

OPERATING REVENUES

  Components of consolidated operating revenues were as follows (unaudited):

                                                            THREE MONTHS ENDED
                                                                OCTOBER 31,
                                                            -------------------
                                                              1997      1996
                                                            --------- ---------
                                                              IN THOUSANDS OF
                                                                  DOLLARS
   BET
   Advertising............................................. $  21,808 $  18,952
   Subscriber..............................................    15,007    13,389
   Other...................................................        14       294
                                                            --------- ---------
     TOTAL BET.............................................    36,829    32,635
                                                            --------- ---------
   OTHER BUSINESS UNITS
   Advertising.............................................     1,344       709
   Subscriber..............................................     2,651     2,565
   Other...................................................     1,500        33
                                                            --------- ---------
     TOTAL OTHER BUSINESS UNITS............................     5,495     3,307
                                                            --------- ---------
     TOTAL CONSOLIDATED OPERATING REVENUES................. $  42,324 $  35,942
                                                            ========= =========

BET

 Advertising Revenue

  Components of BET's advertising revenue were as follows (unaudited):

                                                             THREE MONTHS ENDED
                                                                 OCTOBER 31,
                                                             -------------------
                                                               1997      1996
                                                             --------- ---------
                                                               IN THOUSANDS OF
                                                                   DOLLARS
   National Spot............................................ $  15,000 $  12,408
   Infomercial..............................................     5,666     5,611
   Direct Response..........................................     1,142       933
                                                             --------- ---------
     TOTAL.................................................. $  21,808 $  18,952
                                                             ========= =========

  BET's national spot advertising revenues increased 21%, to $15 million, during the quarter ended October 31, 1997 as compared to the prior year comparable period. This increase primarily resulted from rate increases and increased viewership.

  BET's infomercial advertising revenues increased 1%, to $5.7 million, during the quarter ended October 31, 1997 as compared to the prior year comparable period. This increase was primarily attributable to a scheduled contractual 10% increase in the rate charged to the largest purchaser of infomercial advertising time on BET, offset by a preemption of time normally available for infomercial advertising due to other programming commitments. The Company's long-term contract with its largest purchaser of infomercial advertising also provides for a rate increase of 10% for its fiscal year 1999.

  BET's direct response advertising revenues increased 22%, to $1.1 million, during the quarter ended October 31, 1996 as compared to the prior year comparable period. This increase primarily resulted from rate increases and inventory management efficiencies.

 Subscriber Revenue

  BET's subscriber revenues increased 12%, to $15 million, during the quarter ended October 31, 1997 as compared to the prior year comparable period. Subscriber revenue gains resulted from scheduled annual rate card increases and continuing increases in BET's subscriber base. BET's weighted average monthly per subscriber fee in place during the quarter ended October 31, 1997 was $.12 as compared to $.11 during the quarter ended October 31, 1996, an increase of 9%. BET's subscriber base, as reported by affiliated cable system operators, was 49.6 million at October 31, 1997 reflecting subscribership increases of 6% and 17% as compared to July 31, 1997 and October 31, 1996, respectively. Included in BET's subscriber base at October 31, 1997 were 4.9 million subscribers of satellite delivered programming services that are not required to remit affiliation fees until dates ranging from September 1998 to April 2000, pursuant to deferred billing arrangements. Also included in BET's subscriber base at October 31, 1997 were 2.3 million subscribers of Canadian cable system operators that are not required to remit affiliation fees until dates ranging from January 1998 to August 1998.

OTHER BUSINESS UNITS

 Advertising Revenue

  Advertising revenue earned by the Company's other business units for the quarter ended October 31, 1997 increased significantly as compared to the prior year comparable period, reflecting increased revenues resulting from the addition of BET Weekend magazine, which became a wholly-owned subsidiary of the Company in March 1997.

 Subscriber Revenue

  Subscriber revenue earned by the Company's other business units increased 3%, to $2.7 million, for the quarter ended October 31, 1997 as compared to the prior year comparable period, reflecting increases in subscriber revenue reported by Emerge magazine and BET on Jazz, offset by a decrease in subscriber revenue earned by Action.

  At October 31, 1997, Action was available to approximately 4.6 million addressable homes, representing a 7% increase as compared to October 31, 1996. Monthly subscriber revenues resulted from a monthly "buy rate" of approximately 3.8% for the quarter ended October 31, 1997 as compared to a "buy rate" of 4.8% for the prior year comparable period.

  At October 31, 1997, BET on Jazz was available to approximately 2.1 million domestic and international subscribers. BET on Jazz did not earn a significant amount of subscriber revenue for the quarter ended October 31, 1997, reflecting the economics of launching a new programming service in a highly competitive environment. BET on Jazz's current domestic affiliation agreements generally provide for a free carriage period through December 1998. Accordingly, BET on Jazz is not expected to earn significant subscriber revenue in the near future.

 Other Revenue

  Other operating revenue earned by the Company's other business units increased substantially for the quarter ended October 31, 1997 as compared to the prior year comparable period primarily due to revenues earned by the BET SoundStage restaurant, which opened in January 1997.

OPERATING EXPENSES

  Components of consolidated operating expenses were as follows (unaudited):

                                                            THREE MONTHS ENDED
                                                                OCTOBER 31,
                                                            -------------------
                                                              1997      1996
                                                            --------- ---------
                                                              IN THOUSANDS OF
                                                                  DOLLARS
   BET
   Production and Programming.............................. $   6,703 $   7,786
   Marketing...............................................     5,120     4,568
   General and Administrative..............................     4,623     4,253
   Other...................................................     1,548     1,180
                                                            --------- ---------
     TOTAL BET.............................................    17,994    17,787
                                                            --------- ---------
   OTHER BUSINESS UNITS
   Production and Programming..............................     5,758     3,361
   Marketing...............................................     1,255     1,052
   General and Administrative..............................       734       515
   Other...................................................       878       854
                                                            --------- ---------
     TOTAL OTHER BUSINESS UNITS............................     8,625     5,782
                                                            --------- ---------
     TOTAL CONSOLIDATED OPERATING EXPENSES.................   $26,619   $23,569
                                                            ========= =========

BET

 Production and Programming

  BET's production and programming expenses for the quarter ended October 31, 1997 decreased 14%, to $6.7 million, as compared to the prior year comparable period. This reduction primarily resulted from a curtailment of certain originally produced and acquired programming in favor of more cost effective hosted music video programming.

 Marketing

  BET's marketing expenses for the quarter ended October 31, 1997 increased 12%, to $5.1 million, as compared to the prior year comparable period primarily due to revenue based incentive compensation.

 General and Administrative

  General and administrative expenses increased 9%, to $4.6 million, during the quarter ended October 31, 1997 as compared to the prior year comparable period, primarily due to costs associated with charitable giving and consulting costs related to the outstanding tender offer.

OTHER BUSINESS UNITS

  Total operating expenses incurred by the Company's other business units during the quarter ended October 31, 1997 increased 49%, to $8.6 million, as compared to the prior year comparable period. This increase primarily resulted from expenses incurred by the Company's restaurant group, which opened the first BET SoundStage restaurant in January 1997.

 Production and Programming

  Production and programming costs incurred by the Company's other business units increased 71%, to $5.8 million, during the quarter ended October 31, 1997 as compared to the prior year comparable period. This increase was primarily due to costs of restaurant sales, increased BET on Jazz programming costs and costs related to publication of BET Weekend magazine.

 Marketing

  Marketing costs incurred by the Company's other business units increased 19%, to $1.3 million, during the quarter ended October 31, 1997 as compared to the prior year comparable period. This increase was primarily due to restaurant and magazine related marketing costs.

 General and Administrative

  General and administrative costs incurred by the Company's other business units increased 43%, to $.7 million, during the quarter ended October 31, 1997 as compared to the prior year comparable period, primarily due to development costs incurred by the Company's restaurant group as it pursued expansion plans.

NONOPERATING EXPENSES

  Net nonoperating expenses for the quarter ended October 31, 1997 increased $.3 million as compared to the prior year comparable period, primarily due to the Company's equity in losses incurred by BET Movies/Starz!3. As the Company is not required to make additional equity contributions to BETMovies/Starz!3, it does not anticipate recognizing continuing losses related to BET Movies/Starz!3's operations.

FINANCIAL CONDITION

  The Company's principal source of working capital is internally generated cash flow from operations. As reported in its consolidated statements of cash flow, the Company generated net cash from operating activities of $19.8 million and $9.4 million during the quarters ended October 31, 1997 and 1996, respectively. At October 31, 1997, the Company's cash and temporary investments aggregated $4.3 million and the Company had an excess of current assets over current liabilities of $28 million. At October 31, 1997, $38 million was available under the Company's $75 million revolving credit facility.

  As a part of its ongoing strategic plan, the Company plans to continue to invest significant amounts of capital in compatible media and other businesses reaching the Black consumer marketplace. Significant current and potential future funding commitments include:

 . During the quarter ended October 31, 1997 the Company provided significant operational funding to BET on Jazz. This level of funding is expected to continue until the viability of BET on Jazz is attained, which is not expected within the Company's fiscal years ending July 31, 1998 or July 31, 1999.

 . Through October 31, 1997, the Company has invested approximately $6.5 million in the BET SoundStage restaurant. The Company is currently developing two prototype facilities; an enterainment club in Orlando, Florida and a jazz-themed restaurant in Washington, D.C.

 . The Company is committed to loan BET Movies/Starz!3 up to $4 million through December 31, 1997.

 . During the quarter ended October 31, 1997, the Company loaned $5 million to LaVan Hawkins UrbanCityFoods LLC ("UCF"), a franchisee within the Burger King system, which plans to develop 225 restaurants in traditionally underserved inner-city African-American communities. The Company may loan UCF an additional $5 million, contingent upon the achievement of certain operating results by UCF.

 . During the quarter ended October 31, 1997, the Company loaned $1 million to Cybersonic Records, Inc. ("CRI"), which produces, publishes, markets and distributes musical recordings under the Fully Loaded Records label. The Company is committed to loan CRI an additional $2 million.

 . The Company is considering pursuing other investment opportunities in the themed-restaurant and hotel/casino segments of the entertainment industry together with potential equity partners experienced in these segments of the entertainment industry.

  On September 10, 1997, the Company received an offer from Robert L. Johnson, its majority shareholder, Chairman and Chief Executive Officer, and Liberty Media Corporation, a major shareholder of the Company, to acquire, through a newly formed entity owned by them, all of the Company's outstanding common stock which they do not own, at a per share price of $48 (the "Offer"). The Offer contemplates financing the purchase of such common stock on terms and conditions customary to transactions of a similar nature, which could result in a significant amount of debt funding by the Company or its successor.

  The Company expects that cash flow from BET's operations, as supplemented by additional credit facilities, if necessary, will be sufficient to fund its operations, debt service and capital expenditures for the foreseeable future.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY
STATEMENT

  The preceding discussion contains certain forward looking statements regarding expected operating results of the Company and its unconsolidated affiliates. Such statements are subject to inherent uncertainties and risk, including among others: pricing pressures and other competitive factors, results of the Company's strategies to obtain additional subscribership to its cable programming services, and general business and economic conditions in the industries in which the Company operates. Consequently, actual events and results may vary significantly from those included in or contemplated by such statements.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

  See Part 1, Item 3 of Form 10-K for the fiscal year ended July 31, 1997 for a description of certain previously disclosed legal proceedings.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 EXHIBIT
 NUMBER        DESCRIPTION
 -------       -----------
   27    Financial Data Schedule

  (b) Reports on Form 8-K. A Current Report on Form 8-K was filed on September 23, 1997 to report, among other things, (i) the receipt of a letter from Robert L. Johnson and Liberty Media Corporation in connection with the Offer;
(ii) the announcement of an independent committee to review the Offer; and
(iii) complaints filed in connection with the Offer

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BET Holdings, Inc. (Registrant)


Date: December 15, 1997
                                          _____________________________________
                                                       Debra L. Lee,
                                               President and Chief Operating
                                                          Officer


Date: December 15, 1997
                                          _____________________________________
                                                  William T. Gordon, III,
                                             Executive Vice President, Finance
                                                Chief Financial Officer and
                                                Treasurer (Chief Accounting
                                                          Officer)