Form 10-K/A
period 1997-07-31
BET HOLDINGS INC
filed 1998-01-14
CIK 879306

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549


                               FORM 10-K/A
                              AMENDMENT NO.2

                    FOR ANNUAL AND TRANSITION REPORTS
                 PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

 (MARK ONE)
 (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended July 31, 1997

                                    OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

                              (202) 608-2000
           (Registrant's telephone number, including area code)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS      NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------      -----------------------------------------
     CLASS A COMMON STOCK,             NEW YORK STOCK EXCHANGE
     $.02 PAR VALUE


      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED
 ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE
 PAST 90 DAYS.   YES (X)  NO ( )

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



                             EXPLANATORY NOTE

      This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K of BET Holdings, Inc. ("BET Holdings"or the "Company") for the fiscal year ended July 31, 1997, as amended by Form 10-K/A (the "Form 10-K"), amends and restates in its entirety Items 10, 11 and 12 of
 Part III thereof. Capitalized terms used and not defined herein shall have the meanings ascribed to them in the Form 10-K.


 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

 A.   DIRECTORS OF THE COMPANY

      The directors of the Company as of October 17, 1997 and their ages, terms of office and a brief description of their business experience during the past five years, including any positions with the Company, are set forth below.

                               Director
 Name                    Age    Since     Description
 ----                    ---   --------   -----------
 Robert L. Johnson        51     1991     Mr. Johnson founded Black
                                          Entertainment Television
                                          ("BET"), the Company's primary
                                          operating subsidiary, in 1979.
                                          Mr. Johnson has served as
                                          President, Chief Executive
                                          Officer and a director of BET
                                          since its creation. Since 1991,
                                          Mr. Johnson has served as the
                                          Chairman of the Company's Board
                                          of Directors. Since 1991, Mr.
                                          Johnson has also served as
                                          Chief Executive Officer of the
                                          Company and has served as its
                                          President from 1991 until March
                                          1996. Mr. Johnson is also the
                                          Chairman of District
                                          Cablevision, Inc. ("DCI"), a
                                          Washington, D.C. cable
                                          operating company which he
                                          founded in 1980, and has served
                                          as a director of Liberty Media
                                          Corporation ("Liberty") since
                                          December 1991. Since January
                                          1994, Mr. Johnson has served as
                                          a director of Hilton Hotels
                                          Corporation.

 John C. Malone, Ph.D.    56     1991     Since December 1996, Dr. Malone
                                          has served as Chairman of the
                                          Board and Chief Executive
                                          Officer of Tele-Communications,
                                          Inc. ("TCI"), the largest
                                          owner/operator of cable
                                          television systems in the
                                          United States. From 1973
                                          through November 1996, Dr.
                                          Malone served as President and
                                          Chief Executive Officer of TCI.
                                          Dr. Malone has also served as
                                          the Chairman and a director of
                                          Liberty since 1991, and is a
                                          director of a variety of other
                                          affiliates of TCI, The Bank of
                                          New York and Discovery
                                          Communications, Inc. Dr. Malone
                                          has served as a director of BET
                                          since 1979 and as its Chairman
                                          from 1979 to 1991.

 Herbert P. Wilkins, Sr.  55     1991     Since 1990, Mr. Wilkins has
                                          been the President of Syncom
                                          Management Company, Inc.,
                                          formally, W&J Management
                                          Company, Inc., which manages a
                                          group of minority oriented
                                          venture capital funds,
                                          including Syndicated
                                          Communications, Inc., Syncom
                                          Capital Corporation, Syndicated
                                          Communications Venture Partners
                                          II, L.P. and Syndicated
                                          Communications Venture Partners
                                          III, L.P. From 1977 to 1989,
                                          Mr. Wilkins served as President
                                          of Syndicated Communications,
                                          Inc. He has also been a
                                          director of DCI since 1982. Of
                                          the funds managed by Syncom
                                          Management Company, Inc.,
                                          Syndicated Communications, Inc.
                                          is a shareholder of DCI. Mr.
                                          Wilkins has served as a
                                          director of BET, since 1983 and
                                          as a director of Cowles Media
                                          Company since 1992.

 Delano E. Lewis          59     1994     Mr. Lewis has been President
                                          and Chief Executive Officer of
                                          National Public Radio since
                                          January 1994. From January 1990
                                          to January 1994, Mr. Lewis
                                          served as Chief Executive
                                          Officer of C&P Telephone
                                          Company, a subsidiary of Bell
                                          Atlantic. From July 1988 to
                                          January 1990, Mr. Lewis was
                                          President of C&P Telephone
                                          Company. Mr. Lewis also serves
                                          as a director of Colgate
                                          Palmolive, Guest Services and
                                          Halliburton Company.

 Denzel Washington        42     1996     Mr. Washington is an Academy
                                          Award winning and critically
                                          acclaimed feature film actor.
                                          Mr. Washington also serves as
                                          director of the Sundance
                                          Institute.

 Sheila Crump Johnson     48     1991     Mrs. Johnson has served as
                                          Executive Vice President,
                                          Corporate Affairs of the
                                          Company since September 1992.
                                          From September 1991 to
                                          September 1992, she served as
                                          Vice President, Corporate
                                          Affairs of the Company. Since
                                          1979 she has served as a
                                          director of BET and, since
                                          1990, as Vice President,
                                          Corporate Affairs of BET. Prior
                                          to 1990, Mrs. Johnson was a
                                          lecturer and author in the area
                                          of early childhood music
                                          education.

 Robert R. Bennett        39     1997     Since April 1997, Mr. Bennett
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

 Name                Age     Position
 ----                ---     --------
 Louis Carr           41     Senior Vice President, National Media Sales
 Maurita Coley        41     Senior Vice President, Network Operations and
                               Programming
 Byron Marchant       40     Senior Vice President and General Counsel
 Scott Mills          29     Senior Vice President, Business Development

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


 D.   SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than ten percent (10%) of the Company's stock, to file initial reports of ownership and reports of changes in ownership with the Commission and the New York Stock Exchange. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers, directors and certain shareholders, the Company believes that its executive officers, directors and greater than ten percent (10%) beneficial owners complied with all applicable Section 16(a) filing requirements, except for: (i) the failure of Mr. Wilkins to file a Form 5 for the fiscal year ended July 31, 1997 to reflect the distribution of Class A Stock to him from Syndicated Communications Venture Partners II, L.P.; (ii) the failure of Mr. Johnson to file a Form 4 to account for stock options which were granted to him during fiscal 1997; and (iii) a Form 3 which was filed by Mr. Lewis on October 6, 1997 which was originally due when Mr. Lewis first became a director of the Company. The Form 3 filed by Mr. Lewis indicates that he does not beneficially own any securities of the Company.


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


                                                SUMMARY COMPENSATION TABLE

                                                                                         Long Term
                                                       Annual Compensation               Compensation
                                          --------------------------------------------   Awards
                                                                                         ------------
                                                                                         Securities
                                                                    Other Annual         Underlying   All Other
 Name and Principal Position      Year    Salary($)   Bonus($)(2)   Compensation($)(3)   Options(#)   Compensation($)(4)
 ---------------------------      ----    ---------   -----------   ------------------   ----------   ------------------
 Robert L. Johnson (1)            1997     877,121      381,121                0           78,000          111,746
 Chairman and CEO                 1996     625,039      261,250                0                0           95,456
                                  1995     581,182      288,691            9,820          172,000          169,730

 Debra L. Lee                     1997     383,809      210,500                0              0            4,750
 President and Chief              1996     227,771      243,925                0              0            4,750
 Operating Officer                1995     196,419      134,774            7,998         85,000            4,620

 William Gordon                   1997     248,531      127,230                0              0            4,750
 Executive Vice President and     1996     229,187      123,925                0              0            4,750
 Chief Financial Officer          1995     193,769      133,684            9,365         85,000            4,620

 Janis P. Thomas                  1997     244,655      125,324                0              0            5,195
 Executive Vice President,        1996     225,614      123,925                0              0            5,079
 Brand Marketing and Licensing    1995     192,866      133,684            7,811         85,000            3,446

 James A. Ebron                   1997     268,164       92,924                0              0            5,916
 Executive Vice President,        1996     248,113      123,925                0              0            9,458
 Media Sales                      1995     227,941      159,103            9,380         85,000            9,143



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


 C.   STOCK OPTION GRANTS IN FISCAL 1997

      The following table sets forth information concerning stock options granted to Mr. Johnson during fiscal year 1997.


                                    OPTION GRANTS IN FISCAL 1997

                       Number of      % of Total                    Market
                       Securities       Options        Exercise      Price                      Grant
                       Underlying     Granted to       or Base        on                         Date
                         Options     Employees in        Price       Grant     Expiration      Present
         Name          Granted#(1)    Fiscal 1997    (S/Share)(1)    Date        Date(2)      Value (3)
         ----          -----------   ------------    ------------   -------    -----------    ---------
 Robert L. Johnson....   78,000          100.0%          $22.70       $28.375      12/9/2006    $1,350,083


 (1) This grant was made on December 9, 1996 pursuant to the Company's 1991 Executive Stock Option Plan, as amended. The options granted to Mr. Johnson vest as follows: (a) 15,600 as of December 9, 1996;
      (b) 15,600 as of December 9, 1997; (c) 15,600 as of December 9, 1998; (d) 15,600 as of December 9, 1999; and (e) 15,600 as of
      December 9, 2000. All of the options are non-qualified. To the extent not previously vested and exercisable, the options will vest and become exercisable in the event of Mr. Johnson's death, disability or retirement or in the event of a change in control of the Company.

 (2) The expiration date for the options is the earlier of either (a) December 9, 2006; or (b) three months following the date Mr. Johnson ceases to be employed by the Company.

 (3) This calculation is based on the Black-Scholes option pricing model adapted for use in valuing stock options. The actual value, if any, Mr. Johnson may ultimately realize depends on the market value of the Class A Stock at a future date. There is no assurance that the value realized by Mr. Johnson will be at or near the value estimated by the Black-Scholes Model. The estimated values under that model are based on arbitrary assumptions as to variables such as interest rates, stock pricing volatility and future dividend yield. In calculating the grant date present value set forth in the table, the Company used the following assumptions: (a) expected volatility of 0.257; (b) risk- free rate of return of 6.3%; (c) dividend yield of 0%; and (d) exercise at the end of the ten year period from the date of grant. No adjustments have been made for non-transferability or risk of forfeiture.


 D. AGGREGATED OPTION EXERCISES IN FISCAL 1997 AND VALUE OF OPTIONS AT END OF FISCAL 1997

      The following table provides certain information concerning the exercise of stock options by the named executive officers during fiscal year 1997 and the number and value of unexercised options held by the named executive officers as of July 31, 1997.

                                                   Number of Securities
                                                   Underlying Unexercised         Value of Unexercised
                                                   Options at End of              In-the-Money Options at
                                                   Fiscal 1997(#)                 End of Fiscal 1997($)(1)
                          Shares                   ----------------------------   ---------------------------
                         Acquired       Value
 Name                   on Exercise    Realized    Exercisable   Nonexercisable   Exercisable   Unexercisable
 ----                   -----------    --------    -----------   --------------   -----------   -------------
 Robert L. Johnson              0              0     130,800        131,200       $2,842,080     $2,610,320
 James A. Ebron            10,000     $  204,500     150,800         41,000       $3,826,000     $  946,900
 William Gordon                 0              0     176,000         41,000       $4,443,398     $  946,900
 Debra L. Lee                   0              0     191,000         41,000       $4,859,850     $  946,900
 Janis Thomas                   0              0     191,000         41,000       $4,859,850     $  946,900


 (1) These amounts represent the excess of the fair market value of the Class A Stock of $40.00 per share as of July 31, 1997, above the exercise price of the options.


 E.   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

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

                                      Class A Stock        Class B Stock         Class C Stock
                                   --------------------    ----------------     -------------------   Percent of vote
                                   Number of               Number of            Number of             of All Classes of
 Name of Beneficial Owner          Shares          %(a)    Shares        %      Shares         %      Common Stock(a)
 ------------------------          ------------    ----    ---------    ---     ---------     ---     -----------------
 Robert L. Johnson (b)...........  2,179,103(c)    21.1            0    0.0     4,820,000     100.0         65.6
 Tele-Communications, Inc. (d)...  1,831,600(e)    18.2    1,831,600    100             0       0.0         26.3
 GAMCO Investors, Inc.
    et al. (f)...................  1,640,050       16.3            0    0.0             0       0.0          2.1
 Capital Group Cos., Inc.
   et al & affiliates (g)........    662,100        6.6            0    0.0             0       0.0          0.9



 (a) Shares issuable upon exercise of options that are exercisable currently or within the next sixty days are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person.
 (b) The business address for such person is One BET Plaza, 1900 W Street, N.E., Washington, D.C. 20018.
 (c) Includes (i) 146,400 shares of Class A Stock which are subject to purchase upon exercise of options and (ii) 103,600 shares of Class A Stock owned beneficially by Sheila Crump Johnson, Mr. Johnson's wife, of which 103,500 shares are subject to purchase upon exercise of options. Mr. Johnson disclaims beneficial ownership of all shares owned by his wife. Excludes Class A Stock issuable upon conversion of Class C Stock, which is convertible into Class A Stock on a one for one basis, and is entitled to 10 votes per Share, since such Class C Stock is shown separately above. If such Class C Stock were converted into Class A Stock, Mr. Johnson would beneficially own 46.3% of such Class A Stock.
 (d) Based solely on information contained in Amendment No. 2 to TCI's report on Schedule 13D dated December 30, 1997 relative to ownership in the Company's Common Stock as of December 22, 1997. The business address for TCI is Terrace Tower II, 5619 DTC Parkway, Englewood, Colorado 80111. The record holder of these shares is LMC BET, Inc., a wholly-owned subsidiary of Liberty. Mr. Bennett is an Executive Vice President of TCI and the President and Chief Executive Officer of Liberty. Mr. Bennett has been designated as LMC BET, Inc.'s nominee to the Company's Board. John Malone, a director of the Company, is the Chairman of the Board and Chief Executive Officer of TCI.
 (e) Excludes Class A Stock issuable upon conversion of Class B Stock, which is convertible into Class A Stock on a one for one basis and is entitled to 10 votes per Share, since such Class B Stock is shown separately above. If such Class B Stock were converted into Class A Stock, TCI would beneficially own 44.1% of the Class A Stock.
 (f) Based solely on information contained in Amendment No. 11 to the report on Schedule 13D dated December 19, 1997 relative to ownership in the Company's Class A Stock as of December 16, 1997. The shares listed consist of shares held by Gabelli Funds, Inc. (509,500), GAMCO Investors, Inc. (1,116,550), Gabelli Asset Management Company International Advisory Services Ltd. (3,000), Gabelli Associates Limited (3,000), Gabelli International Limited (5,000) and Gabelli International II Limited (3,000). Mr. Mario Gabelli is deemed to have beneficial ownership of all such shares, and Gabelli Funds, Inc. is deemed to have beneficial ownership of all such shares. The business address for such persons is One Corporate Center, Rye, New York 10580-1434. Of the 1,640,050 shares of Class A Stock reported, each entity has the sole power to vote or direct the vote and sole power to dispose or to direct the disposition of the securities reported for it, either for its own benefit or for the benefit of its investment clients or its partners, as the case may be, except that: (i) GAMCO Investors, Inc. does not have authority to vote 16,000 of the reported shares;
      (ii) Gabelli Funds, Inc., which currently provides management services for various funds which are registered investment companies (the "Funds"), has sole dispositive and voting power with respect to the 509,500 shares held by the Funds, so long as the aggregate voting interest of all joint filers does not exceed 25% of their voting interest in the Company and in that event, each of the Funds shall respectively vote that Fund's shares; (iii) at any time, each Fund may take and exercise in its sole discretion the entire voting power with respect to the shares held by such Fund under special circumstances such as regulatory considerations; and
      (iv) the power of Mr. Gabelli and Gabelli Funds, Inc. is indirect with respect to the shares beneficially owned directly by the other entities.
 (g) Based solely upon information contained in their report on Schedule 13G dated February 12, 1997 filed jointly by The Capital Group Companies, Inc., Capital Research and Management Company and SMALL CAP World Fund, Inc. relative to ownership in the Company's Common Stock as of February 12, 1997. Capital Research and Management Company, a wholly owned subsidiary of The Capital Group Companies, Inc., serves as investment adviser to SMALLCAP World Fund, Inc. The business address for such person is 333 South Hope Street, Los Angeles, California 90071. The Capital Group Companies, Inc. and Capital Research and Management Company both have dispositive power over the 662,100 shares and SMALLCAP World Fund, Inc. has sole voting power over the 662,100 shares.


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

                                    Class A Stock       Class B Stock      Class C  Stock
                                   -----------------    ---------------   ----------------
                                   Number of            Number of         Number of
 Name of Beneficial Owner          Shares        %(a)    Shares     %      Shares        %
 ------------------------          ---------     ----   ---------  --     ---------     --
 Robert L. Johnson (b)..........   2,179,103     21.1       0       *     4,820,000    100.0
 William Gordon (c).............     176,842      1.7       0       *             0      *
 Sheila Crump Johnson (d).......     103,600      1.0       0       *             0      *
 John C. Malone, Ph.D. (e)......           0      *         0       *             0      *
 Robert R. Bennett (f)..........           0      *         0       *             0      *
 Denzel Washington..............           0      *         0       *             0      *
 Herbert P. Wilkins, Sr. (g)....       5,113      *         0       *             0      *
 Delano E. Lewis................           0      *         0       *             0      *
 James A. Ebron (h).............     150,800      1.5       0       *             0      *
 Debra L. Lee (i)...............     191,550      1.9       0       *             0      *
 Janis P. Thomas (j)............     191,100      1.9       0       *             0      *
 All Directors, Officers and
 Nominees as a Group (k)........   3,205,103     28.3       0       *     4,820,000    100.0

 _______________
 *  Less than one percent (1%).


 (a) Shares issuable upon exercise of options that are exercisable currently or within the next sixty days are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person.
 (b) Includes (i) 146,400 shares of Class A Stock which are subject to purchase upon exercise of options and (ii) 103,600 shares of Class A Stock owned by Sheila Crump Johnson, Mr. Johnson's wife, of which 103,500 shares are subject to purchase upon exercise of options. Mr. Johnson disclaims beneficial ownership of all shares owned by his wife. Excludes Class A Stock issuable upon conversion of Class C Stock, which is convertible into Class A Stock on a one for one basis, and is entitled to 10 votes per share, since such Class C Stock is shown separately above. If such Class C Stock were converted into Class A Stock, Mr. Johnson would beneficially own 46.3% of such Class A Stock. By virtue of his ownership of the Class A Stock and the Class C Stock, Mr. Johnson is entitled to 65.6% of the vote of all classes of the Company's common stock.
 (c) Includes 176,000 shares of Class A Common Stock subject to purchase upon exercise of options by Mr. Gordon. The remaining 842 shares are directly owned by Mr. Gordon.
 (d) Excludes shares of Common Stock owned by Robert L. Johnson, Mrs. Johnson's husband, as to which Mrs. Johnson disclaims beneficial ownership. Includes 103,500 shares of Class A Common Stock which are subject to purchase upon exercise of options. The remaining 100 shares are directly owned by Mrs. Johnson.
 (e) Dr. Malone is a director and Chairman of the Board of Liberty, a wholly owned subsidiary of TCI. Dr. Malone is also Chairman of the Board and Chief Executive Officer of TCI. Dr. Malone disclaims beneficial ownership of 1,831,600 shares of Class A Stock and 1,831,600 shares of Class B Stock owned of record by LMC BET, Inc. (a wholly-owned subsidiary of Liberty Media Corporation) and beneficially owned by TCI, none of which have been attributed to him in the table.
 (f) Mr. Bennett is an Executive Vice President of TCI and the President and Chief Executive Officer of Liberty. Mr. Bennett disclaims beneficial ownership of 1,831,600 shares of Class A Stock and 1,831,600 shares of Class B Stock owned of record by LMC BET, Inc. (a wholly-owned subsidiary of Liberty Media Corporation) and beneficially owned by TCI, none of which have been attributed to him in the table.
 (g) Includes 4,436 shares as to which Mr. Wilkins shares voting and investment power with two limited partners of Syndicated Communications Venture Partners II, L.P.
 (h) Includes 150,800 shares of Class A Stock subject to purchase upon exercise of options by Mr. Ebron.
 (i) Includes (i) 191,000 shares of Class A Stock subject to purchase upon exercise of options by Ms. Lee; (ii) 100 shares of Class A Stock held by her spouse, with respect to which Ms. Lee disclaims beneficial ownership; and (iii) 100 shares of Class A Stock held by an investment club in which Ms. Lee is a member, with respect to which Ms. Lee disclaims beneficial ownership. The remaining 350 shares are directly owned by Ms. Lee.
 (j) Includes 191,000 shares of Class A Stock subject to purchase upon exercise of options by Ms. Thomas. Ms. Thomas shares voting and investment power in the remaining 100 shares with her spouse.
 (k) Excludes shares of Class A Stock and Class B Stock which have not been attributed to any director in the table and Class A Stock issuable upon conversion of Class C Stock. Includes 1,269,395 shares of Class A Stock, which are subject to purchase upon exercise of options. Ownership of the Class A Stock and the Class C Stock by the directors, officers and nominees as a group entitles them to 66.0% of the vote of all classes of the Company's common stock.


 C.        CHANGES IN CONTROL - - PROPOSED OFFER

      On September 10, 1997 the Board of Directors received an unsolicited proposal from Mr. Johnson and Liberty Media Corporation to acquire, through an acquisition corporation to be formed by them, all of the outstanding shares of the Company's Class A Stock which they do not own at a price per share of $48.00 cash (the "Offer").

      Mr. Johnson and Liberty are holders of approximately 38.9% of the Company's outstanding shares of Class A Stock. However, Mr. Johnson owns 100% of the Class C Stock and Liberty owns 100% of the Class B Stock. Such Class B Stock and Class C Stock are convertible into Class A Stock on a one for one basis. If such Class B Stock and Class C Stock were converted into Class A Stock, Mr. Johnson and Liberty would beneficially own 62.9% of the Company's outstanding shares of Class A Stock. Because of the voting power attributable to the Class B Stock and the Class C Stock beneficially owned by Mr. Johnson and Liberty, the shares beneficially owned by Mr. Johnson and Liberty constitute approximately 91.8% of the outstanding voting power of all of the outstanding shares of Company.

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


                                    BET HOLDINGS, INC.

                                    By: /s/ Robert L. Johnson
                                        ----------------------------
                                         Robert L. Johnson
                                         Chairman of the Board and
                                         Chief Executive Officer

                                    Date:  January 14,1998


      Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                  Title                         Date
   ---------                  -----                         -----
 /s/ Robert L. Johnson        Chief Executive Officer       January 14, 1998
 --------------------------     and Executive Officer
   Robert L. Johnson

 /s/ William T. Gordon, III   Chief Financial Officer and   January 14, 1998
 --------------------------     Treasurer (Principal
   William T. Gordon, III       Financial and Accounting
                                 Officer)

 /s/ Robert R. Bennett             Director                 January 14, 1998
 ---------------------------
   Robert R. Bennett

 /s/ Sheila Crump Johnson          Director                 January 14, 1998
 ---------------------------
   Sheila Crump Johnson

 /s/ Delano E. Lewis               Director                 January 14, 1998
 ---------------------------
   Delano E. Lewis

 /s/ John C. Malone                Director                 January 14, 1998
 ---------------------------
   John C. Malone

 /s/ Denzel Washington             Director                 January 14, 1998
 ---------------------------
   Denzel Washington

 /s/ Herbert P. Wilkins, Sr.       Director                 January 14, 1998
 ---------------------------
   Herbert P. Wilkins, Sr.