Form 10-Q
period 1998-01-31
BET HOLDINGS INC
filed 1998-03-13
CIK 879306

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                   FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January  31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ____________________ to ____________________

                        COMMISSION FILE NUMBER 1-10880


                              BET HOLDINGS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          DELAWARE                                              52-1742995
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization                            Identification Number)

                                 ONE BET PLAZA
               1900 W PLACE, N.E., WASHINGTON, D.C.  20018-1211
               ------------------------------------------------
                   (Address of principal executive offices)


                                (202) 608-2000
               ------------------------------------------------
               (Registrant's phone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/   No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                  Shares outstanding at
                                                      March 6, 1998
                                                  ---------------------
     Class A Common Stock                               10,066,720
     Class B Common Stock                                1,831,600
     Class C Common Stock                                4,820,000

================================================================================

                              BET HOLDINGS, INC.
                                   FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Condensed Consolidated Balance Sheets as of January 31,
                1998 and July 31, 1997.....................................   1

              Condensed Consolidated Statements of Income for the
                Three and Six Months ended January 31, 1998 and 1997.......   3

              Condensed Consolidated Statements of Cash Flows for the
                Six Months ended January 31, 1998 and 1997.................   4

              Notes to Condensed Consolidated Financial Statements.........   5

Item 2.       Management's Discussion and Analysis of Results of
                Operations and Financial Condition.........................   6

PART II       OTHER INFORMATION............................................  13

                              BET HOLDINGS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                   January 31,           July 31,
                                                                                      1998                 1997
                                                                                   -----------         -----------
In thousands of dollars
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents......................................................      $  3,661          $  7,094
  Accounts receivable, less allowance for doubtful accounts of $1,983 and
   $1,833 at January 31, 1998 and July 31, 1997, respectively....................        36,950            34,434
  Prepaid expenses and other assets..............................................         8,844             9,594
  Current portion of programming rights, net.....................................         2,350             1,534
  Deferred tax benefit...........................................................         3,407             2,937
                                                                                       --------          --------
              TOTAL CURRENT ASSETS...............................................        55,212            55,593
Property and equipment, net......................................................        86,493            85,085
Notes receivable.................................................................        12,493            12,654
Investments in and advances to unconsolidated affiliates.........................        12,751             6,864
Programming rights, less current portion.........................................         2,409               973
Goodwill and other intangibles, net..............................................         9,220             9,710
Other assets.....................................................................         4,485             2,632
                                                                                       --------          --------
              TOTAL ASSETS.......................................................      $183,063          $173,511
                                                                                       ========          ========

  The accompanying notes are an integral part of these financial statements.

                              BET HOLDINGS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                     January 31,        July 31,
                                                                                        1998              1997
                                                                                     -----------      -----------
In thousands of dollars
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses.........................................       $  9,418          $ 10,192
  Accrued compensation..........................................................          4,458             5,781
  Current portion of programming rights payable.................................          4,250             2,723
  Deferred revenue..............................................................          2,842             1,175
  Current maturities of long-term debt..........................................          3,067             2,646
                                                                                     ----------        ----------
    TOTAL CURRENT LIABILITIES...................................................         24,035            22,517
Long-term debt, less current maturities.........................................         48,057            60,347
Programming rights payable, less current portion................................            851                 -
Deferred income taxes...........................................................          4,119             1,880
Other liabilities...............................................................            213               349
                                                                                     ----------        ----------
    TOTAL LIABILITIES...........................................................         77,275            85,093
                                                                                     ----------        ----------
                              SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value, 15,000,000 shares authorized, no shares
 issued or outstanding..........................................................              -                 -
Common stock; $.02 par value:
  Class A; 50,000,000 shares authorized, 12,905,920 and 12,888,848 shares issued and 10,066,320 and 10,049,248 shares outstanding at January 31,
   1998 and July 31, 1997, respectively.........................................            258               258
  Class B; 15,000,000 shares authorized, 3,349,900 shares issued, 1,831,600
   shares outstanding...........................................................             67                67
  Class C; 15,000,000 shares authorized, 4,820,000 shares issued and
   outstanding..................................................................             96                96
Additional paid-in capital......................................................         47,635            47,123
Retained earnings...............................................................        138,852           121,994
Cost of 2,839,600 Class A and 1,518,300 Class B common shares held in
 treasury at January 31, 1998 and July 31, 1997.................................        (81,120)          (81,120)
                                                                                     ----------        ----------
    TOTAL SHAREHOLDERS' EQUITY..................................................        105,788            88,418
                                                                                     ----------        ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................................       $183,063          $173,511
                                                                                     ==========        ==========



  The accompanying notes are an integral part of these financial statements.

                               BET HOLDINGS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

                                                                Three Months Ended               Six Months Ended
                                                                    January 31,                     January 31
                                                             -------------------------       -------------------------
                                                               1998            1997            1998            1997
                                                             ---------       ---------       ---------       ---------
In thousands, except per share amounts
OPERATING REVENUES
Advertising................................................  $  23,214       $  19,322       $  46,366       $  38,983
Subscriber.................................................     18,131          16,857          35,789          32,811
Other......................................................      1,269             374           2,783             701
                                                             ---------       ---------       ---------       ---------
TOTAL OPERATING REVENUES...................................     42,614          36,553          84,938          72,495
                                                             ---------       ---------       ---------       ---------
OPERATING EXPENSES
Production and programming.................................     12,688          11,776          25,149          22,923
Marketing..................................................      6,240           5,417          12,615          11,037
General and administrative.................................      6,427           4,700          11,784           9,468
Depreciation and amortization of intangibles...............      2,580           2,071           5,006           4,105
                                                             ---------       ---------       ---------       ---------
TOTAL OPERATING EXPENSES...................................     27,935          23,964          54,554          47,533
                                                             ---------       ---------       ---------       ---------
INCOME FROM OPERATIONS.....................................     14,679          12,589          30,384          24,962
                                                             ---------       ---------       ---------       ---------
NONOPERATING INCOME (EXPENSE)
Interest income............................................        606             356           1,096             688
Interest expense...........................................     (1,070)         (1,003)         (2,192)         (2,014)
Other, net.................................................       (311)           (372)         (1,191)           (875)
                                                             ---------       ---------       ---------       ---------
INCOME BEFORE INCOME TAXES.................................     13,904          11,570          28,097          22,761
Provision for income taxes.................................     (5,597)         (4,373)        (11,239)         (8,977)
                                                             ---------       ---------       ---------       ---------
INCOME FROM CONTINUING OPERATIONS..........................      8,307           7,197          16,858          13,784
Loss from discontinued operations net of income tax
 benefit of $402 and $723..................................          -            (603)              -          (1,085)
                                                             ---------       ---------       ---------       ---------
NET INCOME.................................................  $   8,307       $   6,594       $  16,858       $  12,699
                                                             =========       =========       =========       =========
NET INCOME PER COMMON SHARE
Basic
     Income from continuing operations.....................  $     .50       $     .43       $    1.01       $     .82
     Discontinued operations...............................          -            (.04)              -            (.06)
                                                             ---------       ---------       ---------       ---------
                                                             $     .50       $     .39       $    1.01       $     .76
                                                             =========       =========       =========       =========
Diluted
     Income from continuing operations.....................  $     .48       $     .42       $     .97       $     .80
     Discontinued operations...............................          -            (.04)              -            (.06)
                                                             ---------       ---------       ---------       ---------
                                                             $     .48       $     .38       $     .97       $     .74
                                                             =========       =========       =========       =========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
 OUTSTANDING
Basic......................................................     16,713          16,727          16,709          16,744
Diluted....................................................     17,482          17,205          17,450          17,211


   The accompanying notes are an integral part of these financial statements.

                              BET HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           Six Months Ended
                                                                                             January  31,
                                                                                   -------------------------------
                                                                                        1998              1997
                                                                                   -------------       -----------
In thousands of dollars
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................................................       $ 16,858          $  12,699
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization of other intangibles............................          5,006              4,105
  Amortization of programming rights............................................          1,927              1,689
  Equity in losses of unconsolidated affiliates.................................          1,281                866
  Income tax benefit arising from merger of wholly-owned subsidiaries...........              -               (263)
  Deferred income taxes.........................................................          1,769               (204)
  Income tax benefit from exercise of common stock options......................            175                 80
  Increase in accounts receivable...............................................         (2,516)            (3,236)
  Decrease (increase) in prepaid expenses and other current assets..............            750               (696)
  Increase (decrease) in deferred revenue.......................................          1,667                (67)
  Increase (decrease) in other liabilities......................................            145               (489)
                                                                                       --------          ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES.......................................         27,062             14,484
                                                                                       --------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures............................................................         (5,924)            (8,656)
Acquisition of programming rights...............................................         (4,179)            (1,252)
Additions to notes receivable...................................................            (94)            (4,375)
Collection of notes receivable..................................................            255                505
Investment in and advances to unconsolidated affiliates.........................         (7,168)              (563)
Increase in other assets........................................................         (1,853)            (4,790)
                                                                                       --------          ---------
NET CASH USED IN INVESTING ACTIVITIES...........................................        (18,963)           (19,131)
                                                                                       --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt............................................        (19,369)           (11,814)
Borrowings......................................................................          7,500             21,500
Proceeds from issuance of common stock..........................................            337                362
Repurchase of common stock......................................................              -             (3,596)
                                                                                       --------          ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.............................        (11,532)             6,452
                                                                                       --------          ---------
Net (decrease) increase in cash and cash equivalents............................         (3,433)             1,805
Cash and cash equivalents, beginning of period..................................          7,094              4,147
                                                                                       --------          ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................       $  3,661          $   5,952
                                                                                       ========          =========



  The accompanying notes are an integral part of these financial statements.

                               BET HOLDING, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of BET Holdings, Inc. (the "Company") included herein have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the interim periods have been made.

     These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended July 31, 1997. The results of operations for the three and six months ended January 31, 1998 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending July 31, 1998.

NOTE 2:  NET INCOME PER COMMON SHARE

     Net income per common share reflected on the accompanying Condensed Consolidated Statements of Income has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Net income per common share for the quarter and six months ended January 31, 1997 have been restated to conform with the requirements of SFAS No. 128. The number of shares used in computing net income per common share was as follows:

                                                             Three Months Ended         Six Months Ended
                                                                January 31,                January 31,
                                                             --------------------     ---------------------
                                                               1998        1997         1998         1997
                                                             -------     -------      --------     --------
In thousands
Basic weighted average common shares outstanding...........   16,713      16,727        16,709       16,744
Common share equivalents...................................      769         478           741          467
                                                              ------      ------        ------       ------
Diluted weighted average common shares outstanding.........   17,482      17,205        17,450       17,211
                                                              ======      ======        ======       ======

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

CONSOLIDATED RESULTS OF OPERATIONS

     The Company's consolidated results of operations were as follows
(unaudited):

                                                                    Three Months Ended           Six Month Ended
                                                                        January 31,                 January 31,
                                                                   ---------------------        --------------------
                                                                     1998         1997            1998        1997
                                                                   -------       -------        -------      -------
In thousands of dollars, except per share amounts
Operating revenues.............................................    $42,614       $36,553        $84,938       $72,495
                                                                   =======       =======        =======       =======
Income from operations.........................................    $14,679       $12,589        $30,384       $24,962
                                                                   =======       =======        =======       =======
Income before income taxes.....................................    $13,904       $11,570        $28,097       $22,761
                                                                   =======       =======        =======       =======
Income from continuing operations..............................    $ 8,307       $ 7,197        $16,858       $13,784
                                                                   =======       =======        =======       =======
Discontinued operations........................................    $     -       $  (603)       $     -       $(1,085)
                                                                   =======       =======        =======       =======
Net income.....................................................    $ 8,307       $ 6,594        $16,858       $12,699
                                                                   =======       =======        =======       =======
Net income per common share:
   Basic.......................................................    $   .50       $   .39        $  1.01       $   .76
                                                                   =======       =======        =======       =======
   Diluted.....................................................    $   .48       $   .38        $   .97       $   .74
                                                                   =======       =======        =======       =======

OPERATING RESULTS BY BUSINESS UNIT

     Summarized results of operations by each of the Company's significant business units were as follows (unaudited):

                                                                         Three Months Ended               Six Months Ended
                                                                            January  31,                     January 31,
                                                                      ------------------------        ------------------------
                                                                        1998            1997            1998            1997
                                                                      --------        --------        --------        --------
In thousands of dollars
OPERATING REVENUES
BET..............................................................     $ 37,894        $ 32,848        $ 74,723        $ 65,483
Action...........................................................        2,006           2,474           4,141           4,736
BET on Jazz......................................................          101             206             222             293
Magazine Publishing..............................................        1,494             864           3,269           1,822
Restaurant Operations............................................        1,119             161           2,583             161
                                                                      --------        --------        --------        --------
       TOTAL.....................................................     $ 42,614        $ 36,553        $ 84,938        $ 72,495
                                                                      ========        ========        ========        ========
INCOME (LOSS) FROM OPERATIONS
BET..............................................................     $ 18,884        $ 15,230        $ 37,719        $ 30,078
Action...........................................................         (287)           (116)           (362)           (120)
BET on Jazz......................................................       (2,060)         (1,848)         (4,147)         (3,355)
Magazine Publishing..............................................         (658)           (606)         (1,212)         (1,569)
Restaurant Operations and Brand Development Costs................       (1,200)            (71)         (1,614)            (72)
                                                                      --------        --------        --------        --------
       TOTAL.....................................................     $ 14,679        $ 12,589        $ 30,384        $ 24,962
                                                                      ========        ========        ========        ========


     Income (loss) from operations presented in the preceding table does not reflect the allocation of certain overhead and administrative costs incurred by BET which relate to all of the Company's business units.

OPERATING REVENUES

     Components of consolidated operating revenues were as follows (unaudited):

                                                                         Three Months Ended               Six Months Ended
                                                                            January  31,                     January 31,
                                                                      ------------------------        ------------------------
                                                                        1998            1997            1998            1997
                                                                      --------        --------        --------        --------
In thousands of dollars
BET
Advertising.......................................................    $ 22,037        $ 18,713        $ 43,845        $ 37,665
Subscriber........................................................      15,714          13,931          30,721          27,320
Other.............................................................         143             204             157             498
                                                                      --------        --------        --------        --------
      TOTAL BET...................................................      37,894          32,848          74,723          65,483
                                                                      --------        --------        --------        --------
OTHER BUSINESS UNITS
Advertising.......................................................       1,177             609           2,521           1,318
Subscriber........................................................       2,417           2,926           5,068           5,491
Other.............................................................       1,126             170           2,626             203
                                                                      --------        --------        --------        --------
      TOTAL OTHER BUSINESS UNITS..................................       4,720           3,705          10,215           7,012
                                                                      --------        --------        --------        --------
      TOTAL CONSOLIDATED OPERATING REVENUES.......................    $ 42,614        $ 36,553        $ 84,938        $ 72,495
                                                                      ========        ========        ========        ========

BET

     Advertising Revenue

     Components of BET's advertising revenue were as follows (unaudited):

                                                                         Three Months Ended               Six Months Ended
                                                                            January  31,                     January 31,
                                                                      ------------------------        ------------------------
                                                                        1998            1997            1998            1997
                                                                      --------        --------        --------        --------
In thousands of dollars
National Spot.....................................................    $ 14,990        $ 11,338        $ 29,990        $ 23,746
Infomercial.......................................................       5,639           5,325          11,305          10,936
Direct Response...................................................       1,408           2,050           2,550           2,983
                                                                      --------        --------        --------        --------
TOTAL.............................................................    $ 22,037        $ 18,713        $ 43,845        $ 37,665
                                                                      ========        ========        ========        ========


     BET's national spot advertising revenues increased 32%, to $15 million, and 26% to $30 million during the quarter and six months ended January 31, 1998, respectively, as compared to the prior year comparable periods. Increased revenues primarily resulted from rate increases related, in part, to the size of BET's viewing audience.

     BET's infomercial advertising revenues increased 6%, to $5.6 million, and 3% to $11.3 million, during the quarter and six months ended January 31, 1998 as compared to the prior year comparable periods. This increase was primarily attributable to a scheduled contractual 10% increase in the rate charged to the largest purchaser of infomercial advertising time on BET, partially offset by a preemption of time normally available for infomercial advertising due to other programming commitments. The Company's long-term contract with its largest purchaser of infomercial advertising provides for a rate increase of 10% for its fiscal year 1999.

     BET's direct response advertising revenues decreased 31%, to $1.4 million, and 15% to $2.6 million, during the quarter and six months ended January 31, 1998, respectively, as compared to the prior year comparable periods due primarily to an unusually large amount of direct response revenue earned during the quarter ended January 31, 1997.

     Subscriber Revenue

     BET's subscriber revenues increased 13%, to $15.7 million, and 12%, to $30.7 million, during the quarter and six months ended January 31, 1998, respectively, as compared to the prior year comparable periods. Subscriber revenue gains resulted from scheduled annual rate card increases and continuing increases in BET's subscriber base. BET's weighted average monthly per subscriber fee in place during the quarter and six months ended January 31, 1998 was $.123 and $.122, respectively, as compared to a weighted average monthly per subscriber fee of $.113 and $.112 in effect during the quarter and six months ended January 31, 1997. BET's subscriber base, as reported by affiliated cable system operators, was 49.4 million at January 31, 1998, reflecting a decrease of
 .2 million and an increase of 5.5 million as compared to its subscriber base at October 31, 1997 and January 31, 1997, respectively. The decrease in BET's subscriber base during the period October 31, 1997 to January 31, 1998, reflects a 1 million decrease in subscribers of affiliated Canadian cable system operators, offset by a .8 million net increase in subscribers of other affiliated cable system operators and satellite delivered programming services. Included in BET's subscriber base at January 31, 1998 were 5.2 million subscribers of satellite delivered programming services that are not required to remit affiliation fees until dates ranging from September 1998 to April 2000 pursuant to deferred billing arrangements. Also included in BET's subscriber base at January 31, 1998 were 1.4 million subscribers for Canadian cable system operators that are not required to remit affiliation fees until dates ranging from April 1998 to August 1998.

OTHER BUSINESS UNITS

     Advertising Revenue

     Advertising revenue earned by the Company's other business units for the quarter and six months ended January 31, 1998 increased substantially as compared to the prior year comparable periods, reflecting increased revenues resulting from the addition of BET Weekend magazine, which became a wholly-owned subsidiary of the Company in March 1997.

     Subscriber Revenue

     Subscriber revenue earned by the Company's other business units for the quarter and six months ended January 31, 1998 decreased 17%, to $2.4 million, and decreased 8%, to $5.1 million, respectively, as compared to the prior year comparable periods. These decreases primarily resulted from subscriber revenue decreases of 19% and 13% reported by Action during the quarter and six months ended January 31, 1998, respectively, as compared to the prior year comparable periods.

     At January 31, 1998, Action was available to approximately 10.2 million addressable homes, representing a 13% increase as compared to January 31, 1997. Monthly subscriber revenues resulted from a monthly "buy rate" of approximately 3.6% for the six months ended January 31, 1998 as compared to a "buy rate" of 4.5% for the prior year comparable period.

     At January 31, 1998, the second anniversary of its launch, BET on Jazz was available to approximately 2.3 million domestic and international subscribers. BET on Jazz did not earn significant subscriber revenue during the quarter and six months ended January 31, 1998, reflecting the economics of launching a new programming service in a highly competitive environment. BET on Jazz's current domestic affiliation agreements provide for a free carriage period generally through December 1998. Accordingly, BET on Jazz is not expected to earn significant subscriber revenue in the near future.

OPERATING EXPENSES

     Components of consolidated operating expenses were as follows (unaudited):

                                                                        Three Months Ended            Six Months Ended
                                                                            January 31,                 January 31
                                                                     ------------------------      ------------------------
                                                                       1998            1997           1998          1997
                                                                     ---------       --------      ----------     ---------

In thousands of dollars
BET
Production and Programming........................................   $ 7,224         $ 7,974         $13,927        $15,760
Marketing.........................................................     4,671           4,340           9,791          8.908
General and Administrative........................................     5,378           4,077          10,001          8,330
Depreciation and Amortization.....................................     1,737           1,227           3,285          2,407
                                                                     -------         -------         -------        -------
       TOTAL BET..................................................    19,010          17,618          37,004         35,405
                                                                     -------         -------         -------        -------
OTHER BUSINESS UNITS
Production and Programming........................................     5,464           3,802          11,222          7,163
Marketing.........................................................     1,569           1,077           2,824          2,129
General and Administrative........................................     1,049             623           1,783          1,138
Depreciation and Amortization.....................................       843             844           1,721          1,698
                                                                     -------         -------         -------        -------
       TOTAL OTHER BUSINESS UNITS.................................     8,925           6,346          17,550         12,128
                                                                     -------         -------         -------        -------
       TOTAL CONSOLIDATED OPERATING EXPENSES......................   $27,935         $23,964         $54,554        $47,533
                                                                     =======         =======         =======        =======

BET

Production and Programming

     BET's production and programming expenses for the quarter and six months ended January 31, 1998 decreased 9%, to $7.2 million, and 12%, to $13.9 million, respectively, as compared to the prior year comparable periods. These reductions primarily resulted from a curtailment of certain originally produced and acquired programming in favor of more cost effective hosted music video programming.

Marketing

     BET's marketing expenses for the quarter ended January 31, 1998 increased 8%, to $4.7 million, and 10%, to $9.8 million, respectively, as compared to the prior year comparable periods, primarily due to revenue-based incentive compensation.

General and Administrative

     General and administrative expenses increased 32%, to $5.4 million, and 20%, to $10 million, during the quarter and six months ended January 31, 1998, respectively, as compared to the prior year comparable periods, primarily due to increased executive compensation, increased charitable contributions and consulting costs aggregating $.7 million related to strategic planning.

OTHER BUSINESS UNITS

     Total operating expenses incurred by the Company's other business units during the quarter and six months ended January 31, 1998 increased 41%, to $8.9 million, and 45%, to $17.6 million, respectively, as compared to the prior year comparable periods. These increases primarily resulted from costs of Restaurant sales, which are presented as a component of production and programming expenses on the accompanying Consolidated Statements of Income, costs related to publication of BET Weekend magazine and costs incurred in connection with restaurant expansion and other brand extension initiatives.

Production and Programming

     Production and programming costs incurred by the Company's other business units increased 44%, to $5.5 million, and 57% to $11.2 million, during the quarter and six months ended January 31, 1998, respectively, as compared to the prior year comparable periods. These increases were primarily due to costs of Restaurant sales and costs related to publication of BET Weekend magazine.

Marketing

     Marketing costs incurred by the Company's other business units increased 46%, to $1.6 million, and 33%, to $2.8 million, during the quarter and six months ended January 31, 1998, respectively, as compared to the prior year comparable periods. These increases were primarily due to entertainment and promotional costs related to restaurant operations.

General and Administrative

     General and administrative costs incurred by the Company's other business units increased 68%, to $1.0 million, and 57%, to $1.8 million, during the quarter and six months ended January 31, 1998, respectively, as compared to the prior year comparable periods, primarily due to costs related to restaurant expansion and brand extension initiatives.

NONOPERATING EXPENSES

     Net nonoperating expenses for the quarter and six months ended January 31, 1998, remained relatively constant as compared to the prior year comparable periods.

FINANCIAL CONDITION

     The Company's principal source of working capital is internally generated cash flow from operations. As reported in its consolidated statements of cash flows, the Company generated net cash from operating activities of $27.1 million and $14.5 million during the six months ended January 31, 1998 and 1997, respectively. At January 31, 1998, the Company's cash and temporary investments aggregated $3.7 million and the Company had an excess of current assets over current liabilities of $31.2 million. At January 31, 1998, $40 million was available under the Company's $75 million revolving credit facility.

     As a part of its ongoing strategic plan, the Company plans to continue to invest significant amounts of capital in compatible media and other businesses reaching the Black consumer marketplace. Significant current and potential future funding commitments include:

 .    During the six months ended January 31, 1998 the Company provided significant operational funding to BET on Jazz. This level of funding is expected to continue until the viability of BET on Jazz is attained, which is not expected within the Company's fiscal years ending July 31, 1998 or July 31, 1999.

 .    Through January 31, 1998, the Company has invested approximately $6.5 million in the BET SoundStage restaurant. The Company is currently developing two prototypes; a Soundstage club at Walt Disney World in Orlando, Florida and a jazz-themed restaurant in Washington, D.C.

 .    During the six months ended January 31, 1998, the Company loaned $5 million to LaVan Hawkins UrbanCityFoods LLC ("UCF"), a franchisee within the Burger King system, which plans to develop 225 restaurants in traditionally underserved inner-city African-American communities. The Company may loan UCF an additional $5 million, contingent upon the achievement of certain operating results by UCF.

 .    During the six months ended January 31, 1998, the Company loaned $1.5 million to Cybersonic Records, Inc. ("CRI"), which produces, publishes, markets and distributes musical recordings under the Fully Loaded Records label. The Company is committed to loan CRI an additional $1.5 million.

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

     On January 23, 1998, the Company announced that a Special Independent Committee of the Board of Directors had reported to the Board that the proposed $48 per share purchase price is not adequate. The offeror's financial advisors have met with the Special Independent Committee's financial advisors, and the parties and their advisors are engaged in further discussions. The Special Independent Committee will report to the Board the results of those discussions when they are completed. No assurance can be given as to what the outcome of discussions among the parties will be, whether the parties will agree upon the terms of the transaction or whether or when any transaction will occur.

     In connection with the Offer, the Company has incurred $1.1 million of financial advisory and other consulting fees as of January 31, 1998, which have been deferred pending the outcome of the Offer. In the event the transaction contemplated by the Offer is not consummated, such costs will be charged to operations.

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

                          PART II:  OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

     See part 1, Item 3 of Form 10-K, as amended, for the fiscal year ended July 31, 1997 for a description of certain previously disclosed legal proceedings.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit
Number                Description
------                -----------

 27            Financial Data Schedule

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended January 31, 1998.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BET Holdings, Inc.
                                    ------------------
                                    (Registrant)



     Date:  March 13, 1998
                                      ----------------------------------------
                                                     Debra L. Lee,
                                        President and Chief Operating Officer


     Date:  March 13, 1998
                                      ----------------------------------------
                                                William T. Gordon, III,
                                          Executive Vice President, Finance
                                        Chief Financial Officer and Treasurer
                                              (Chief Accounting Officer)