Form 10-Q
period 1998-04-30
BET HOLDINGS INC
filed 1998-06-15
CIK 879306

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period ______________ to ______________

                        COMMISSION FILE NUMBER 1-10880

                              BET HOLDINGS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                         DELAWARE                                                52-1742995
--------------------------------------------------------------    ---------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification Number)

                                 ONE BET PLAZA
               1900 W PLACE, N.E., WASHINGTON, D.C.  20018-1211
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

                                                          Shares outstanding at
                                                              June 5, 1998
                                                              ------------
        Class A Common Stock                                    10,071,713
        Class B Common Stock                                     1,831,600
        Class C Common Stock                                     4,820,000



================================================================================

                              BET HOLDINGS, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

                               TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of April 30, 1998 and
           July 31, 1997..............................................................................   1

         Condensed Consolidated Statements of Income for the Three and Nine Months ended
           April 30, 1998 and 1997....................................................................   3

         Condensed Consolidated Statements of Cash Flows for the Nine Months ended
           April 30, 1998 and 1997....................................................................   4

         Notes to Condensed Consolidated Financial Statements.........................................   5

Item 2.  Management's Discussion and Analysis of Results of Operations and
           Financial Condition........................................................................   6

PART II  OTHER INFORMATION............................................................................  14

                               BET HOLDINGS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                      April 30,          July 31,
                                                                                        1998              1997
                                                                                      ---------         ---------
In thousands of dollars
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents...................................................        $   9,772         $   7,094
  Accounts receivable, less allowance for doubtful accounts of $1,907 and
   $1,833 at April 30, 1998 and July 31, 1997, respectively...................           38,933            34,434

  Prepaid expenses and other assets...........................................            7,216             9,594
  Current portion of programming rights, net..................................            2,184             1,534
  Deferred tax benefit........................................................            3,799             2,937
                                                                                      ---------         ---------
              TOTAL CURRENT ASSETS............................................           61,904            55,593
Property and equipment, net...................................................           87,310            85,085
Notes receivable..............................................................           12,530            12,654
Investments in and advances to unconsolidated affiliates......................           13,594             6,864
Programming rights, less current portion......................................            1,853               973
Goodwill and other intangibles, net...........................................            8,939             9,710
Other assets..................................................................            4,963             2,632
                                                                                      ---------         ---------
              TOTAL ASSETS....................................................        $ 191,093         $ 173,511
                                                                                      =========         =========

   The accompanying notes are an integral part of these financial statements.

                              BET HOLDINGS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                     April 30,          July 31,
                                                                                        1998              1997
                                                                                     ----------        ----------
In thousands of dollars
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable and accrued expenses........................................       $    9,948        $   10,192
 Accrued compensation.........................................................            5,572             5,781
 Current portion of programming rights payable................................            5,007             2,723
 Deferred revenue.............................................................            2,916             1,175
 Current maturities of long-term debt.........................................            3,080             2,646
                                                                                     ----------        ----------
  TOTAL CURRENT LIABILITIES...................................................           26,523            22,517
Long-term debt, less current maturities.......................................           44,907            60,347
Programming rights payable, less current portion..............................              333                 -
Deferred income taxes.........................................................            5,900             1,880
Other liabilities.............................................................              200               349
                                                                                     ----------        ----------
  TOTAL LIABILITIES...........................................................           77,863            85,093
                                                                                     ----------        ----------
                                 SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value, 15,000,000 shares authorized, no shares
 issued or outstanding........................................................                -                 -

Common stock; $.02 par value:
 Class A; 50,000,000 shares authorized, 12,911,313 and 12,888,848 shares issued and 10,071,713 and 10,049,248 shares outstanding at April 30, 1998
  and July 31, 1997, respectively.............................................              259               258
 Class B; 15,000,000 shares authorized, 3,349,900 shares issued, 1,831,600
  shares outstanding..........................................................               67                67
 Class C; 15,000,000 shares authorized, 4,820,000 shares issued and
  outstanding.................................................................               96                96
Additional paid-in capital....................................................           45,874            47,123
Retained earnings.............................................................          148,054           121,994
Cost of 2,839,600 Class A and 1,518,300 Class B common shares held in
 treasury at April 30, 1998 and July 31, 1997.................................          (81,120)          (81,120)
                                                                                     ----------        ----------
   TOTAL SHAREHOLDERS' EQUITY.................................................          113,230            88,418
                                                                                     ----------        ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................       $  191,093        $  173,511
                                                                                     ==========        ==========

  The accompanying notes are an integral part of these financial statements.

                              BET HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

                                                              Three Months Ended                Nine Months Ended
                                                                   April 30,                        April 30,
                                                            -------------------------       -------------------------
                                                               1998            1997            1998            1997
                                                            ---------       ---------       ---------       ---------
In thousands, except per share amounts
OPERATING REVENUES
Advertising............................................     $  23,689       $  20,743       $  70,055       $  59,726
Subscriber.............................................        19,457          18,041          55,246          50,852
Other..................................................         1,375           2,008           4,158           2,709
                                                            ---------       ---------       ---------       ---------
TOTAL OPERATING REVENUES...............................        44,521          40,792         129,459         113,287
                                                            ---------       ---------       ---------       ---------
OPERATING EXPENSES
Production and programming......... ...................        13,522          13,598          38,671          36,521
Marketing..............................................         6,971           5,869          19,586          16,906
General and administrative.............................         5,601           4,603          17,385          14,071
Depreciation and amortization of intangibles...........         2,460           2,153           7,466           6,258
                                                            ---------       ---------       ---------       ---------
TOTAL OPERATING EXPENSES...............................        28,554          26,223          83,108          73,756
                                                            ---------       ---------       ---------       ---------
INCOME FROM OPERATIONS.................................        15,967          14,569          46,351          39,531
                                                            ---------       ---------       ---------       ---------
NONOPERATING INCOME (EXPENSE)
Interest income........................................           603             407           1,699           1,095
Interest expense.......................................          (869)         (1,167)         (3,061)         (3,181)
Other, net.............................................          (397)         (1,869)         (1,588)         (2,744)
                                                            ---------       ---------       ---------       ---------
INCOME BEFORE INCOME TAXES.............................        15,304          11,940          43,401          34,701
Provision for income taxes.............................        (6,102)         (4,777)        (17,341)        (13,754)
                                                            ---------       ---------       ---------       ---------
INCOME FROM CONTINUING OPERATIONS......................         9,202           7,163          26,060          20,947
Loss from discontinued operations net of income tax
 benefit of $583 and $1,306............................             -            (874)              -          (1,959)
                                                            ---------       ---------       ---------       ---------
NET INCOME.............................................     $   9,202       $   6,289       $  26,060       $  18,988
                                                            =========       =========       =========       =========
NET INCOME PER COMMON SHARE
Basic
     Income from continuing operations.................     $     .55       $     .43       $    1.56       $    1.25
     Discontinued operations...........................             -            (.05)              -            (.12)
                                                            ---------       ---------       ---------       ---------
                                                            $     .55       $     .38       $    1.56       $    1.13
                                                            =========       =========       =========       =========
Diluted
     Income from continuing operations.................     $     .53       $     .42       $    1.49       $    1.22
     Discontinued operations...........................             -            (.05)              -            (.11)
                                                            ---------       ---------       ---------       ---------
                                                            $     .53       $     .37       $    1.49       $    1.11
                                                            =========       =========       =========       =========
WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING
Basic..................................................        16,717          16,650          16,712          16,713
Diluted................................................        17,509          17,133          17,468          17,181

  The accompanying notes are an integral part of these financial statements.

                              BET HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           Nine Months Ended
                                                                                               April  30,
                                                                                       ---------------------------
                                                                                         1998              1997
                                                                                       --------          ---------
In thousands of dollars
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................................................        $ 26,060          $  18,988
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and other amortization..........................................           7,466              6,258
  Amortization of programming rights...........................................           2,421              2,568
  Equity in losses and write-off of investments in unconsolidated affiliates...           1,686              2,790
  Income tax benefit arising from merger of wholly-owned subsidiaries..........               -               (263)
  Deferred income taxes........................................................           1,470               (527)
  Income tax benefit from exercise of common stock options.....................             240                228
  Increase in accounts receivable..............................................          (4,499)            (2,720)
  Decrease (increase) in prepaid expenses and other current assets.............           2,378             (1,260)
  Increase (decrease) in deferred revenue......................................           1,741             (2,090)
  Increase in other liabilities................................................           1,743              2,509
                                                                                       --------          ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES......................................          40,706             26,481
                                                                                       --------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...........................................................          (8,920)           (10,598)
Acquisition of programming rights..............................................          (3,951)            (1,267)
Additions to notes receivable..................................................            (134)            (5,385)
Collections on notes receivable................................................             258                507
Investments in and advances to unconsolidated affiliates.......................          (8,416)            (3,705)
Increase in other assets.......................................................          (2,331)            (5,155)
                                                                                       --------          ---------
NET CASH USED IN INVESTING ACTIVITIES..........................................         (23,494)           (25,603)
                                                                                       --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt...........................................         (22,506)           (18,939)
Borrowings.....................................................................           7,500             21,500
Proceeds from issuance of common stock.........................................             472                728
Repurchase of common stock.....................................................               -             (4,086)
                                                                                       --------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES......................................         (14,534)              (797)
                                                                                       --------          ---------
Net increase in cash and cash equivalents......................................           2,678                 81
Cash and cash equivalents, beginning of period.................................           7,094              4,147
                                                                                       --------          ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......................................        $  9,772          $   4,228
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

     These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended July 31, 1997. The results of operations for the three and nine months ended April 30, 1998 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending July 31, 1998.

NOTE 2:  PROPOSED MERGER

     On March 15, 1998, the Company entered into an agreement with Robert L. Johnson, its majority shareholder, Chairman and Chief Executive Officer, Liberty Media Corporation, a major shareholder of the Company, and BTV Acquisition Corporation, a newly formed entity owned by them, to acquire (i) all of the Company's outstanding common stock which they do not own at a per share price of $63, and (ii) all of the Company's outstanding common stock options which they do not hold at a per share price of $63 less the per share option exercise price (the "Offer"). The Offer has been approved by the Company's Board of Directors; however, is conditioned upon a number of factors.

     The Offer contemplates financing the purchase of such common stock on terms and conditions customary to transactions of a similar nature, which will result in a significant amount of debt funding by the Company or its successor. The cost of repurchasing the Company's outstanding common stock, which is expected to aggregate $413 million inclusive of transaction costs, will be accounted for as a treasury stock transaction, resulting in a charge to shareholders' equity. The cost of repurchasing outstanding common stock options, which is expected to aggregate $74 million, will be accounted for as a charge to operations.

NOTE 3:  NET INCOME PER COMMON SHARE

     Net income per common share reflected on the accompanying Condensed Consolidated Statements of Income has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Net income per common share for the quarter and nine months ended April 30, 1997 have been restated to conform with the requirements of SFAS No. 128. The number of shares used in computing net income per common share was as follows:

                                                               Three Months Ended          Nine Months Ended
                                                                   April  30,                  April 30,
                                                              --------------------        --------------------
                                                               1998          1997          1998          1997
                                                              ------        ------        ------        ------
In thousands
Basic weighted average common shares outstanding........      16,717        16,650        16,712        16,713
Common share equivalents................................         792           483           756           468
                                                              ------        ------        ------        ------
Diluted weighted average common shares outstanding......      17,509        17,133        17,468        17,181
                                                              ======        ======        ======        ======

NOTE 4:  CAPITAL STOCK

     During the year ended July 31, 1996, the Company repurchased 1,518,300 shares of its outstanding Class A common stock and 1,518,300 shares of its
outstanding Class B common stock beneficially owned by Time Warner, Inc.   In
connection with this transaction, the Company and Time Warner, Inc. entered into an agreement restricting for three years Time Warner, Inc.'s ability to initiate or acquire a basic cable television network targeted at African-American
viewers.   Based upon a preliminary valuation of the noncompetition agreement, a
$5.3 million benefit was recognized for income tax reporting purposes which was credited to additional paid-in capital for financial reporting purposes.

     During the quarter ended April 30, 1998, the valuation of the noncompetition agreement was finalized, pursuant to an audit by the Internal Revenue Service, resulting in a $2 million reduction in the benefit for income tax reporting purposes. Accordingly, additional paid-in capital was reduced by this amount for financial reporting purposes.

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

CONSOLIDATED RESULTS OF OPERATIONS

     The Company's consolidated results of operations were as follows
(unaudited):

                                                                        Three Months Ended             Nine Months Ended
                                                                            April 30,                     April 30,
                                                                      ---------------------         ----------------------
                                                                        1998          1997            1998          1997
                                                                      -------       -------         --------      --------
In thousands of dollars, except per share amounts
Operating revenues...............................................     $44,521       $40,792         $129,459      $113,287
                                                                      =======       =======         ========      ========
Income from operations...........................................     $15,967       $14,569         $ 46,351      $ 39,531
                                                                      =======       =======         ========      ========
Income before income taxes.......................................     $15,304       $11,940         $ 43,401      $ 34,701
                                                                      =======       =======         ========      ========
Income from continuing operations................................     $ 9,202       $ 7,163         $ 26,060      $ 20,947
                                                                      =======       =======         ========      ========
Discontinued operations..........................................     $     -       $  (874)        $      -      $ (1,959)
                                                                      =======       =======         ========      ========
Net income.......................................................     $ 9,202       $ 6,289         $ 26,060      $ 18,988
                                                                      =======       =======         ========      ========
Net income per common share:
   Basic.........................................................     $   .55       $   .38         $   1.56      $   1.13
                                                                      =======       =======         ========      ========
   Diluted.......................................................     $   .53       $   .37         $   1.49      $   1.11
                                                                      =======       =======         ========      ========

OPERATING RESULTS BY BUSINESS UNIT

     Summarized results of operations by each of the Company's significant business units were as follows (unaudited):

                                                                         Three Months Ended             Nine Months Ended
                                                                             April 30,                      April 30,
                                                                      ------------------------       -----------------------
                                                                        1998            1997           1998           1997
                                                                      --------        --------       --------       --------
In thousands of dollars
OPERATING REVENUES
BET..............................................................     $ 39,598        $ 35,129       $114,321       $100,612
Action...........................................................        1,831           2,502          5,972          7,238
BET on Jazz......................................................          173             155            395            448
Magazine Publishing..............................................        1,727           1,201          4,996          3,023
Restaurant Operations End Branch Development Costs...............        1,192           1,805          3,775          1,966
                                                                      --------        --------       --------       --------
     TOTAL.......................................................     $ 44,521        $ 40,792       $129,459       $113,287
                                                                      ========        ========       ========       ========
INCOME (LOSS) FROM OPERATIONS
BET..............................................................     $ 20,835        $ 17,411       $ 58,554       $ 47,489
Action...........................................................         (705)           (161)        (1,068)          (281)
BET on Jazz......................................................       (2,590)         (1,637)        (6,737)        (4,992)
Magazine Publishing..............................................         (616)           (644)        (1,828)        (2,213)
Restaurant Operations and Brand Development Costs................         (957)           (400)        (2,570)          (472)
                                                                      --------        --------       --------       --------
       TOTAL.....................................................     $ 15,967        $ 14,569       $ 46,351       $ 39,531
                                                                      ========        ========       ========       ========

     Income (loss) from operations presented in the preceding table does not reflect the allocation of certain overhead and administrative costs incurred by BET which relate to all of the Company's business units.

OPERATING REVENUEs

     Components of consolidated operating revenues were as follows (unaudited):

                                                                        Three Months Ended            Nine Months Ended
                                                                            April 30,                     April 30,
                                                                     ------------------------      ------------------------
                                                                       1998            1997          1998            1997
                                                                     ---------      ---------      ---------      ---------
In thousands of dollars
BET
Advertising......................................................    $  22,441      $  20,036      $  66,286      $  57,701
Subscriber.......................................................       17,010         14,917         47,731         42,237
Other............................................................          147            176            304            674
                                                                     ---------      ---------      ---------      ---------
      TOTAL BET..................................................       39,598         35,129        114,321        100,612
                                                                     ---------      ---------      ---------      ---------
OTHER BUSINESS UNITS
Advertising......................................................        1,248            707          3,769          2,025
Subscriber.......................................................        2,447          3,124          7,515          8,615
Other............................................................        1,228          1,832          3,854          2,035
                                                                     ---------      ---------      ---------      ---------
      TOTAL OTHER BUSINESS UNITS.................................        4,923          5,663         15,138         12,675
                                                                     ---------      ---------      ---------      ---------
      TOTAL CONSOLIDATED OPERATING REVENUES......................    $  44,521      $  40,792      $ 129,459      $ 113,287
                                                                     =========      =========      =========      =========

BET

Advertising Revenue

     Components of BET's advertising revenue were as follows (unaudited):

                                                                        Three Months Ended            Nine Months Ended
                                                                             April 30,                     April 30,
                                                                      -----------------------      -------------------------
                                                                        1998           1997           1998           1997
                                                                      --------       --------      ---------       ---------
In thousands of dollars
National Spot...................................................      $ 15,820       $ 13,517      $  45,809       $  37,263
Infomercial.....................................................         5,432          5,223         16,737          16,159
Direct Response.................................................         1,189          1,296          3,740           4,279
                                                                      --------       --------      ---------       ---------
TOTAL...........................................................      $ 22,441       $ 20,036      $  66,286       $  57,701
                                                                      ========       ========      =========       =========

     BET's national spot advertising revenues increased 17%, to $15.8 million, and 23% to $45.8 million during the quarter and nine months ended April 30, 1998, respectively, as compared to the prior year comparable periods. Increased revenues primarily resulted from rate increases related, in part, to the size of BET's viewing audience.

     BET's infomercial advertising revenues increased 4%, to $5.4 million, and 4% to $16.7 million, during the quarter and nine months ended April 30, 1998 as compared to the prior year comparable periods. These increases were primarily attributable to a scheduled contractual 10% increase in the rate charged to the largest purchaser of infomercial advertising time on BET, partially offset by a preemption of time normally available for infomercial advertising due to other programming commitments. The Company's long-term contract with its largest purchaser of infomercial advertising provides for a rate increase of 10% for its fiscal year 1999.

     BET's direct response advertising revenues decreased 8%, to $1.2 million, and 13% to $3.7 million, during the quarter and nine months ended April 30, 1998, respectively, as compared to the prior year comparable periods due primarily to a reduction of inventory available for direct response advertising in favor of national spot advertising.

     Subscriber Revenue

     BET's subscriber revenues increased 14%, to $17 million, and 13%, to $47.7 million, during the quarter and nine months ended April 30, 1998, respectively, as compared to the prior year comparable periods. Subscriber revenue gains resulted from scheduled annual rate increases and continuing increases in BET's subscriber base. BET's weighted average monthly per subscriber fee in place during the quarter and nine months ended April 30, 1998 was $.13 and $.124, respectively, as compared to a weighted average monthly per subscriber fee of $.12 and $.114 in effect during the quarter and nine months ended April 30, 1997. BET's subscriber base, as reported by affiliated cable system operators, was 50.2 million at April 30, 1998, reflecting an increase of .8 million and 4.1 million as compared to its subscriber base at January 31, 1998 and April 30, 1997, respectively. Included in BET's subscriber base at April 30, 1998 were
5.6 million subscribers of satellite delivered programming services that are not required to remit affiliation fees until dates ranging from September 1998 to April 2000 pursuant to deferred billing arrangements. Also included in BET's subscriber base at April 30, 1998 were 1.3 million subscribers for Canadian cable system operators that are not required to remit affiliation fees until August 1998.

OTHER BUSINESS UNITS

     Advertising Revenue

     Advertising revenue earned by the Company's other business units for the quarter and nine months ended April 30, 1998 increased substantially as compared to the prior year comparable periods, reflecting increased revenues resulting from the addition of BET Weekend magazine, which became a wholly-owned subsidiary of the Company in March 1997.

     Subscriber Revenue

     Subscriber revenue earned by the Company's other business units for the quarter and nine months ended April 30, 1998 decreased 22%, to $2.4 million, and decreased 13%, to $7.5 million, respectively, as compared to the prior year comparable periods. These decreases primarily resulted from subscriber revenue decreases of 27% and 17% reported by Action during the quarter and nine months ended April 30, 1998, respectively, as compared to the prior year comparable periods.

     At April 30, 1998, Action was available to approximately 10.5 million addressable homes, representing a 19% increase as compared to April 30, 1997. Monthly subscriber revenues resulted from a monthly "buy rate" of approximately 3.3% for the nine months ended April 30, 1998 as compared to a "buy rate" of 4.6% for the prior year comparable period.

     At April 30, 1998, BET on Jazz was available to approximately 2.7 million domestic and international subscribers. BET on Jazz did not earn significant subscriber revenue during the quarter and nine months ended April 30, 1998, reflecting the economics of launching a new programming service in a highly competitive environment. BET on Jazz's current domestic affiliation agreements provide for a free carriage period generally through December 1998. Accordingly, BET on Jazz is not expected to earn significant subscriber revenue in the near future.

OPERATING EXPENSES

     Components of consolidated operating expenses were as follows (unaudited):

                                                                         Three Months Ended           Nine Months Ended
                                                                             April  30,                    April  30,
                                                                      -----------------------      ------------------------
                                                                        1998          1997            1998           1997
                                                                      --------      ---------      ---------      ---------
In thousands of dollars
BET
Production and Programming.......................................     $  8,123      $   7,755      $  22,050      $  23,515
Marketing........................................................        4,867          4,851         14,658         13,759
General and Administrative.......................................        4,223          3,802         14,224         12,312
Depreciation and Amortization....................................        1,550          1,310          4,835          3,717
                                                                      --------      ---------      ---------      ---------
       TOTAL BET.................................................       18,763         17,718         55,767         53,123
                                                                      --------      ---------      ---------      ---------
OTHER BUSINESS UNITS
Production and Programming.......................................        5,399          5,843         16,621         13,006
Marketing........................................................        2,104          1,018          4,928          3,147
General and Administrative.......................................        1,378            801          3,161          1,939
Depreciation and Amortization....................................          910            843          2,631          2,541
                                                                      --------      ---------      ---------      ---------
       TOTAL OTHER BUSINESS UNITS................................        9,791          8,505         27,341         20,633
                                                                      --------      ---------      ---------      ---------
       TOTAL CONSOLIDATED OPERATING EXPENSES.....................     $ 28,554      $  26,223      $  83,108      $  73,756
                                                                      ========      =========      =========      =========

BET

Production and Programming

     BET's production and programming expenses for the quarter and nine months ended April 30, 1998 increased 5%, to $8.1 million, and decreased 6%, to $22.1 million, respectively, as compared to the prior year comparable periods. Quarterly cost increases resulted from an increase in special event programming during the current year as compared to the prior year. Year to date cost reductions generally resulted from a curtailment of certain originally produced and acquired programming in favor of more cost effective hosted music video programming.

Marketing

     BET's marketing expenses for the quarter and year ended April 30, 1998 remained flat at $4.9 million, and increased 7%, to $14.7 million, respectively, as compared to the prior year comparable periods. Year to date cost increases were primarily due to revenue-based incentive compensation.

General and Administrative

     General and administrative expenses increased 11%, to $4.2 million, and 17%, to $14.2 million, during the quarter and nine months ended April 30, 1998, respectively, as compared to the prior year comparable periods, primarily due to increased executive compensation, increased charitable contributions and consulting costs related to strategic planning.

OTHER BUSINESS UNITS

     Total operating expenses incurred by the Company's other business units during the quarter and nine months ended April 30, 1998 increased 15%, to $9.8 million, and 33%, to $27.3 million, respectively, as compared to the prior year comparable periods. These increases primarily resulted from costs of restaurant sales, which are presented as a component of production and programming expenses on the accompanying Consolidated Statements of Income, costs related to publication of BET Weekend magazine and costs incurred in connection with restaurant expansion and other brand extension initiatives.

Production and Programming

     Production and programming costs incurred by the Company's other business units decreased 8%, to $5.4 million, and increased 28%, to $16.6 million, during the quarter and nine months ended April 30, 1998, respectively, as compared to
the prior year comparable periods.   Quarterly cost decreases resulted  from
reduced revenue based cost of sales during the quarter for both Action and BET SoundStage restaurant. Year to date cost increases were generally due to costs of Restaurant sales and costs related to publication of BET Weekend magazine.

Marketing

     Marketing costs incurred by the Company's other business units increased 100%, to $2.1 million, and 57%, to $4.9 million, during the quarter and nine months ended April 30, 1998, respectively, as compared to the prior year comparable periods. These increases were primarily due to launch support costs incurred by BET on Jazz, special marketing initiatives undertaken by Action and Emerge magazine and entertainment and promotional costs related to restaurant operations.

General and Administrative

     General and administrative costs incurred by the Company's other business units increased 72%, to $1.4 million, and 63%, to $3.2 million, during the quarter and nine months ended April 30, 1998, respectively, as compared to the prior year comparable periods, primarily due to costs related to restaurant expansion and brand extension initiatives.

NONOPERATING EXPENSES

     Interest income for the quarter and nine months ended April 30, 1998 increased 48%, to $.6 million, and 55%, to $1.7 million, respectively, as compared to the prior year comparable periods, primarily due to an increase in notes receivable from unconsoldiated affiliates.

     Interest expense for the quarter and nine months ended April 30, 1998, decreased 26%, to $.9 million, and 4%, to $3.1 million, respectively, as compared to the prior year comparable periods. Reduced quarterly interest expense primarily resulted from a reduction in outstanding borrowings.

     Other nonoperating expenses decreased 79%, to $.4 million, and 42%, to $1.6 million, respectively, as compared to the prior year comparable periods, primarily due to a reduction in the Company's equity in losses incurred by unconsolidated affiliates.

FINANCIAL CONDITION

     The Company's principal source of working capital is internally generated cash flow from operations. As reported in its consolidated statements of cash flows, the Company generated net cash from operating activities of $40.7 million and $26.5 million during the nine months ended April 30, 1998 and 1997, respectively. At April 30, 1998, the Company's cash and temporary investments aggregated $9.8 million and the Company had an excess of current assets over current liabilities of $35 million. At April 30, 1998, $43 million was available under the Company's $75 million revolving credit facility.

     As a part of its ongoing strategic plan, the Company plans to continue to invest significant amounts of capital in compatible media and other businesses reaching the Black consumer marketplace. Significant current and potential future funding commitments include:

 .    During May 1998, the Company acquired Heart & Soul magazine at a cost of approximately $4 million.

 .    During the nine months ended April 30, 1998 the Company provided significant operational funding to BET on Jazz. This level of funding is expected to continue until the viability of BET on Jazz is attained, which is not expected within the Company's fiscal years ending July 31, 1998 or July 31, 1999.

 .    The Company has invested approximately $6.5 million in the BET SoundStage restaurant. The Company is currently developing two prototype facilities; a SoundStage Club at Walt Disney World in Orlando, Florida and a jazz-themed restaurant in Washington, D.C. at an estimated aggregate cost of approximately $6.5 million. The Company has announced plans to develop up to 20 restaurants.

 .    During the nine months ended April 30, 1998, the Company loaned $5.25 million to LaVan Hawkins UrbanCityFoods LLC ("UCF"), a franchisee within the Burger King system, which plans to develop 225 restaurants in traditionally underserved inner-city African-American communities. The Company may loan UCF an additional $4.75 million, contingent upon the achievement of certain operating results by UCF.

 .    During the nine months ended April 30, 1998, the Company loaned $2.2 million to Cybersonic Records, Inc. ("CRI"), which produces, publishes, markets and distributes musical recordings under the Fully Loaded Records label. The Company is committed to loan CRI an additional $.8 million.

 .    The Company is considering pursuing other investment opportunities in the themed-restaurant and hotel/casino segments of the entertainment industry together with potential equity partners experienced in these segments of the entertainment industry.

     On March 15, 1998, the Company entered into an agreement with Robert L. Johnson, its majority shareholder, Chairman and Chief Executive Officer, Liberty Media Corporation, a major shareholder of the Company, and BTV Acquisition Corporation, a newly formed entity owned by them, to acquire (i) all of the Company's outstanding common stock which they do not own, at a per share price of $63, and (ii) all of the Company's outstanding common stock options which they do not hold at a per share price of $63 less the option exercise price (the "Offer"). The Offer contemplates financing the purchase of such common stock on terms and conditions customary to transactions of a similar nature, which will result in a significant amount of debt funding by the Company or its successor.

     In connection with the Offer, the Company has incurred $1.4 million of financial advisory and other consulting fees as of April 30, 1998, which have been deferred pending the outcome of the Offer. The transaction contemplated by the Offer is conditioned upon a number of factors. In the event the transaction contemplated by the Offer is not consummated, such costs will be charged to operations.

     The Company expects that cash flow from BET's operations, as supplemented by additional credit facilities, will be sufficient to fund its operations, debt service and capital expenditures for the foreseeable future.


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

                          PART II:  OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

     Shortly after the public announcement of an offer by Robert L. Johnson and Liberty Media Corporation to acquire all of the Company's outstanding common stock which they do not own at a per share price of $48 (the "$48 Offer"), several lawsuits were filed by stockholders of the Company against Tele-Communications, Inc., Liberty Media Corporation, Mr. Johnson (collectively the "Buying Group"), the Company and the Company's remaining directors and Mr. Barton alleging, among other things that the $48 per share price offered for the Company's Class A common stock by the Buying Group was inadequate. During the September 11-13, 1997 period, five class action complaints: styled
(1) Behrens v. Johnson, C.A. No. 15291-NC (the"Behrens Complaint"),
    ------------------
(2) Harbor Finance Partners v. Barton, C.A. No. 15923-NC,
    _________________________________
(3) Friedman v. Johnson, C.A. No. 15924-NC, (4) Tiger Options L.L.C. v. Johnson,
    -------------------                         --------------------------------
C.A. No. 5936 and (5) Ramos v.Johnson, C.A. No. 15941,  were filed in the
                      -----------------
Court of Chancery in the State of Delaware. The Behrens Complaint was served on the Company and its directors on September 15, 1997. On October 14, 1997, the Court of Chancery executed an order consolidating the five complaints into one cause of action under the caption styled In re BET Holdings, Inc. Shareholders
                                         -------------------------------------
Litigation, C.A. No. 15921 (the "Consolidated Action").  On October 7, 1997, a
-----------
class action complaint and motion for a preliminary injunction was filed under the caption Baskerville v. Johnson, Civil No. 97ca007778 (the "Baskerville
            -----------------------
Complaint"), in the Superior Court for the District of Columbia ("the D.C. Court"), which, like the Behrens Complaint,alleged among other things, that the $48 Offer was unfair and inadequate.

     On March 15, 1998 counsel for the plaintiffs and defendants in the Consolidated Action executed a memorandum of understanding (the"MOU"), which outlined an agreement-in-principle regarding the terms of a settlement of the Consolidated Action. Subject to Court approval, third-party consents and other conditions, the MOU provided for the termination of the Consolidated Action and its dismissal with prejudice based upon and subject to, among other things, (i) a merger in which the holders of the Company's Class A common stock not owned by the Buying Group and their respective subsidiaries (the "Nonaffiliated Stock") receive $63 cash per share; (ii) the merger being conditioned upon the favorable vote by the holders of a majority of the Nonaffiliated Stock; and (iii) plaintiff's counsel having had opportunity to review and comment on preliminary shareholder disclosure materials relating to the merger, and to negotiate with defendants' counsel to resolve any issues raised by plaintiffs' counsel concerning the adequacy of these disclosure materials. The MOU also provided that plaintiffs, through their counsel, would use their best efforts to pursue the settlement of the Consolidated Action and would cooperate with the Company and the Buying Group in preparing the papers necessary to define, pursue and effectuate a dismissal of the Baskerville Complaint pending in the D.C. Court. At no time have the defendants in either the Consolidated Action or the Baskerville Complaint admitted any fault, liability or wrongdoing as to any facts or claims alleged or asserted in any complaint filed in the Consolidated Action or the Baskerville Complaint.

     The MOU also provides that, subject to the terms and conditions of the MOU and the terms and conditions of the formal stipulation of settlement, the Company will pay, on behalf of and for the benefit of those directors of the Company named as defendants in the Consolidated Action, such fees and expenses as may be awarded by the Court. Further, the Company has agreed in the MOU to pay all reasonable costs and expenses incurred in providing notice of the settlement to the record and beneficial owners of Common Stock of the Company during the period from and including the close of business on September 9, 1997 through and including the date of consummation of the Merger (other than the Company, the Buying Group, and those holders of Common Stock named as individual defendants in the Consolidated Action).

     Additionally, the Company is from time to time engaged in legal proceedings incidental to its business. The Company does not believe that the outcome of such legal proceedings that it is engaged in, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operation.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit
Number                        Description
------                        -----------

 27       Financial Data Schedule


     (b) Reports on Form 8-K. On March 20, 1998, the Company filed a report on Form 8-K concerning its acceptance of an offer from Robert L. Johnson, its majority shareholder, Chairman and Chief Executive Officer, and Liberty Media Corporation, a major shareholder of the Company, to acquire, through a newly formed entity owned by them, all of the Company's outstanding common stock which they do not own, at a per share price of $63.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BET Holdings, Inc.
                                    ------------------
                                    (Registrant)


     Date:  June 15, 1998
                                    -----------------------------------------
                                                  Debra L. Lee,
                                      President and Chief Operating Officer


     Date:  June 15, 1998
                                    -----------------------------------------
                                              William T. Gordon, III,
                                        Executive Vice President, Finance
                                      Chief Financial Officer and Treasurer
                                            (Chief Accounting Officer)